Form 10KSB
period 1996-05-31
IMAGICA ENTERTAINMENT INC
filed 1996-10-01
CIK 815295

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-KSB

                   Annual Report Under Section 13 or 15(d)
                    of The Securities Exchange Act of 1934

For Fiscal Period Ended: May 31, 1996        Commission file number:
33-3790-A

                         IMAGICA ENTERTAINMENT, INC.
                      (f/k/a Ranger International, Inc.)
            (Exact name of registrant as specified in its charter)

          FLORIDA                                     59-2762999
  (State or other jurisdiction             IRS Employer
Identification No.
of incorporation or organization)

                1518 S. W. 12th Avenue, Ocala. Florida, 34472
             (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: 352-867-
7860

      Securities registered pursuant to Section 12(b) Or the Act:
NONE

         Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock: $.001 Par Value
                               (Title of Class)

                  Redeemable Common Stock Purchase Warrants
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (__)

     State Issuer's revenues for its most recent fiscal period:
$5,182,056

     State the approximate aggregate value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $2,145,900 on September 11, 1996.

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date 2,540,391 shares of common stock and redeemable common stock as of September 11, 1996.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE
    Transitional Small Business Disclosure Format (check one): Yes
No _X_

PART I

Item 1. Business

     Ranger International, Inc. (the Company"), was incorporated under the laws of the State of Florida on January 21, 1987, for the purpose of profiting from various aluminum extrusion designs and laminating processes designed and developed by its President, Robert
S. Wormser. Effective June 10, 1996, the Company's name was changed to Imagica Entertainment, Inc. The Company's research and development indicated that the focus of its resources should initially be on its display, sign, and banner division ("The Banner Barn ) which targets the point-of-purchasing ("P-O-P") segment of the advertising market. The Banner Barn is a registered trademark of the Company. The Company believes the P-O-P market is greater than $20 billion and is highly fragmented and growing. Also the industry has low inventory and labor costs, potentially high profit margins and minimal product liability exposure.

     The Company's primary objective was to develop The Banner Barn into a national manufacturer and distributor of custom-made advertising media which could be shipped on an expedited basis. Accordingly, the Board of Directors established the Company's business goals for The Banner Barn as: (1) to combine the latest in computer-aided sign and banner equipment with a variety of low-cost, but effective marketing, management and production techniques; (2) to produce high quality and durable custom-made signs, banners, flags and P-O-P displays which can be quickly delivered to customers; and
(3) to obtain more sales than any other similar organization in the United States.

     On May 29, 1996, the Company consummated a merger with Imagica, Inc. ("Imagica") with Imagica becoming a wholly-owned subsidiary of the Company. Imagica, Inc. was incorporated in April 1993 and in principally engaged in the manufacturing and marketing of large scale print specialties using computer scanning and computer directed printing stations. The Company issued 624,912 shares of its common stock. The acquisition is being accounted for as a pooling of interest, and therefor, the consolidated financial statements of the Company have been restated to include the accounts and results of operations of Imagica for all periods presented herein.

     Effective May 22, 1996, the Company's Board of Directors authorized a one-for-eight reverse stock split of the outstanding common stock of the Company. All share information has been adjusted to give effect to the reverse split.


Products and Production

     The Company's principal existing products are large format signs and banners which are primarily used by customers for P-O-P advertising. P-O-P advertising encompasses advertising that is located in, on, or adjacent to the area where the advertised product or service is available for purchase. The actual advertising medium can be quite varied and can include signs, banners, flags, displays, overheads and mobiles, and is a relatively inexpensive form of advertising.

     Each sign and banner is produced using one of two primary production processes. High volume orders are screen-printed. Smaller orders, and very large-scale signs and banners, are produced using a process that integrates computer-aided design ("CAD") with computer-driven plotting equipment. This latter process received patent protection as a "banner manufacturing system" on March 20, 1990 (U.S. Patent #4,909,884). The Company believes this patented process gives it a competitive advantage in production of both small quantity orders and very large-scale banners.

     Approximately 90% of the Company's signs and banners range in width from 12 to 48 inches and in length from 5 to 20 feet (although the Company does have the ability to produce larger banners). A typical banner consists of a polyester reinforced sheet of flexible vinyl on which artwork and graphic designs are applied; however, the Company has the ability to print on a variety of substrates including, but not limited to, textiles, plastics, static-cling and card stock.

     Artwork and graphic designs are typically added to the Company's signs and banners during each of its primary production processes. In most cases, the Company's art department prepares the artwork or graphic designs its photo laboratory, which is capable of producing film positives as large as four feet by 16 feet. Artwork or graphic designs are then used to create a film positive by means of a large "blow back" style camera. The resulting film positive is then applied to printing screens through screen printing processes, or digitized through computer scanners into CAD systems. These processes permit the Company to produce sophisticated artwork and detailed graphics on its signs and banners

     Banners are made using only the highest quality materials to suit the job. This includes the best inks, highest quality paints, strongest thread, rope and brass grommets to complete each banner. The Company also offers D-ring construction to increase the lives of their banners. D-rings facilitate mounting and also help the banner lay flatter when displayed. In addition, the Company believes durability is greatly enhanced by having all sewing accomplished on high speed, double needle industrial application sewing machines especially designed for banner production.

Sales

     The Company sells throughout the United States and has an active customer base of approximately 750 customers (including many Fortune 500 companies). Sales are primarily handled via a direct marketing system with an internal sales staff that takes orders and does telemarketing. The Company maintains a toll-free number to encourage and facilitate telephone orders. Additionally, the Company periodically mails out literature to promote its products and solicit orders. The Company regularly maintains records of bids made, bids accepted and bids lost.

     Experienced manufacturing representatives support the internal sales staff. Currently, the Company has sales representatives covering most of the southeastern United States and has plans to expand this form of sales throughout the contiguous United States.

     The major industries served by the Company are advertising, appliance, automotive, food and fast food, clothing, electronics, tobacco, oil and retail.

     In most instances, signs, banners and displays can be shipped within 3 to 10 days of receipt of confirmed orders. Overnight deliveries are available in some instances at extra cost. The Company attempts to receive payment or partial payments in advance; however, open accounts are provided to credit-worthy customers.

     The Company's principal marketing strategy is to convey to customers its ability to provide large, custom-made signs, banners and displays fast. Customers have typically been large institutions, but the Company's marketing approach also enables it to provide novelty items spontaneously for smaller companies and individuals.

     No single customer accounted for more than 5% of sales in the fiscal period ended May 31, 1996.

Inventory

     The Company normally carries only a basic inventory of supplies to fill small orders or rush orders. Most of the Company's larger orders are bid out and supplies are ordered as needed when bids have been accepted. The Company has numerous suppliers and does not depend on any one supplier for its raw materials.

Competition

     Many of the Company's competitors are larger, better equipped and possess greater financial resources, which may enable them to deliver goods faster. However, a large number of these companies are located in the Midwestern United States, and accordingly the Company believes its geographic location gives it a competitive advantage because of the area's lower labor and warehouse rates. The Company also competes with businesses in Florida and other southeastern states. The Company believes that it has a competitive advantage over certain of its smaller competitors as its level of automation allows for a fast turn-around of orders. In addition, the Company's capacity to print on many substrates makes it unique because other companies specialize in vinyl's or fabrics, but not both. Another significant characteristic that gives the Company a competitive edge is that it manufactures much of the hardware for its stands, while other companies may have to rely on outside suppliers.

Credit Policies

     Most of the Company s business is done on the basis of an accepted hid and, therefore, the Company does not normally offer its customers the right to return merchandise (which is generally specific for that customer) unless it is defective. The Company's usual credit terms are net 10 to net 30 days; however, in certain cases the Company will extend this period.

Personnel

     The Company regularly employs from 70 to 80 full-time personnel. The Company is not a party to any collective bargaining agreement and believes that its relations with its employees are good.

Demographics

     The Company believes that Ocala, Marion County, Florida, is conducive to a manufacturing operation that demands considerable facility space and labor. The cost of living index and average wage and salaries earned by the labor force in Marion County are below the State of Florida and national averages. Additionally, Ocala is located in North Central Florida at the intersections of two major highways -- I-75 and S.R. 27.

Item 2. Description of Properties

     The Company presently occupies and leases two adjacent facilities in Ocala, Marion County, Florida. One contains 25,000 square feet and the other contains 18,500 square feet. The first contains the Company's principal manufacturing processes, including its photo laboratory, advertising and art departments, its inventory and heavy sheeting and printing equipment. It is leased from a partnership in which the Company's President is a partner, and both partners are stockholders. The second facility contains the Company's sewing and shipping departments and facilities for its custom banner production. It is leased from an independent third party.

     The lease for the 25,000 facility has an expiration date of September, 1999, the second facility is leased by the Company on a month to month basis. In addition, the land and building leased for the main facility may be purchased for $500,000 at any time during the lease term.

     Imagica, Inc.'s operations are located within an approximately 6,000 sq. ft. building in Ocala Florida which is owned by Imagica, Inc. ("Imagica").

The Company believes its present facilities are sufficient for the foreseeable future.

     In addition to the above, in July 1992 the Company purchased land for total consideration of approximately $240,000 (consisting of cash of $150,500 of which approximately $125,000 was borrowed from Sun Bank and 12,500 shares of redeemable common stock). In connection with this transaction, the seller of the land had the option to require the Company to repurchase the stock for $10.64 per share if he remained the owner of such shares on July 15, 1994. Seller demanded the repurchase of the stock and had subsequently filed suit in Marion County, Florida, State Court to require the repurchase. (See "Legal Proceedings.") During 1996, the lawsuit was settled by the seller accepting the return of the property subject to approximately $100,000 of indebtedness. As a part of the settlement the $133,250 liability was released and the redeemable common shares were returned to the Company.


Item 3. Legal Proceedings.

     The Company is not presently a party to any material litigation nor to the knowledge of management is any material potential litigation foreseen, except for the following:

     In July 1992, the Company purchased land from an unrelated third party, C. L. Dinkins, Jr., as Trustee (the "Seller") for total consideration of approximately $240,000 (consisting of cash of $150,500 of which $125.000 was borrowed from Sun Bank of Ocala, and 12,500 shares of common stock). In connection with this transaction, the Seller elected to require the Company to repurchase the stock for $10.64 per share. The President of the Company, Robert S. Wormser, personally guaranteed this repurchase. On or about October 24, 1994, Seller filed a complaint for breach of contract and enforcement of guarantee in the Circuit Court of Marion County, Florida, being styled C. L. Dinkins, Jr., as Trustee, Plaintiff, vs. ranger International, Inc., a Florida corporation and Robert S. Wormser, individually, Defendants, Case Number 94-4342-CA-E. Such action seeks damages of $133,250 plus interest from September 13, 1994, along with costs and attorney's fees. During 1996, the lawsuit was settled by the seller accepting the return of the property subject to approximately $100,000 of indebtedness. As a part of the settlement the $133,250 liability was released and the common shares were returned to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

      On July 23, 1996 a majority of the outstanding shares of the Company (1,207,905 shares) voted to increase the number of authorized shares of the Corporation to 50,000,000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters.

     The Company's common stock has been quoted on the Bulletin Board maintained by the NASD since January 11, 1995. Prior to that date the Company's common stock was not traded publicly. On September 11, 1996, the Company's common shares traded at a high of $2.75 and a low of $2.75. As of September 1, 1996, there were 195 holders of the Company's common stock. The Company does not have a record of paying cash dividends, and may be limited in its ability to pay cash dividends in the foreseeable future because of its deficit.

Item 6. Management's Discussion and Analysis of Financial Condition and
Results of Operation.

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's audited financial statements included elsewhere herein. On May 29, 1996, Imagica Entertainment, Inc., formerly known as Ranger International, Inc., ("Imagica") consummated a merger with Imagica, Inc., with Imagica becoming a wholly-owned subsidiary of the Company. The merger is being accounted for as a pooling of interests.
Accordingly, the May 31, 1996 financial statements, as well as the discussion and analysis below relating thereto are on a consolidated basis.

Losses and Deficit

     The Company has experienced significant losses which have resulted in an accumulated deficit of $2,282,164 and negative working capital of $1,296,646 as of May 31, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that it will be able to refinance certain existing obligations and raise sufficient additional capital to satisfy other obligations and to provide working capital. There is no assurance that such additional capital can be raised or that any of the Company's existing obligations can be successfully restructured.

     Results of Operations:

     For the fiscal year ended May 31, 1996, the Company generated operating and net losses of $560,114 and $785,127, respectively. This represents a decline from the preceding fiscal year ended May 31, 1995, that showed operating and net losses of $163,760 and $444,364, respectively. The reasons for the increased losses are discussed below.

      Print sales and Point of Purchase Display Stand sales declined significantly during the year ended May 31, 1996. The primary reasons for the decline were price competition in Print sales and problems in acquiring sufficient quantities of extruded aluminum to meet competitive ship dates for Point of Purchase Display Stand sales. The following table provides information with respect to sales mixes for the periods ended May 31, 1996 and 1995:

Product Description                       1996                1995
Sales of Screen Print Banners         $4,057,333          $3,690,866
Sales of Custom Banners                  419,399             434,101
P-O-P Display Stands                     239,387             969,488
Print Sales                              465,937             878,631

Total Sales                           $5,182,056          $5,973,086
                                      __________           __________
                                      __________           __________

     Costs of sales, as a percentage of net sales, increased from 72.1% for fiscal year ended May 31, 1995, to 76.8% for the year ended May 31, 1996. The increase is primarily the result of increased job-out work during fiscal year ended May 31, 1996.

     Operating expenses, as a percentage of net sales, increased from 30.6% for the year ended May 31, 1995, to 34.0% for the year ended May 31, 1996. This was mainly due to the decrease in sales that occurred during the year ended May 31, 1996, considering actual operating expenses declined slightly.

     Other expenses decreased $55,591 due primarily to a decline in interest expense resulting from payments on notes payable, long-term debt and capital lease obligations during fiscal 1996.

     Liquidity and Capital Resources

     The Company has experienced significant cash flow difficulties in recent years. As of May 31, 1996, the Company has certain obligations which are currently due or due within one year including debenture notes payable of $105,000, various notes payable to stockholders amounting to $302,225, the current portion of long term debt of $354,317, and the current portion of obligations under capital leases of $232,329.
The Company currently does not have sufficient funds to repay such obligations. The Company has engaged Gulf Atlantic Capital
Corporation to develop an operating plan that will maximize profitability and cash flow, contact vendors and secured creditors, negotiate a repayment plan, and provide plan monitoring and future assistance in acquiring working capital.

     During June 1996 the Company entered into three agreements with various consultants to arrange the acquisition of funds from investors. The Company anticipates that the funds generated from raising additional capital coupled with the implementation of the Gulf Atlantic plan will be sufficient to enable the Company to: (1) pay current maturities on debts; (2) acquire new printing equipment; and (3) provide working capital for current operations and future growth. There can be no assurance however, that any additional funds can be obtained, nor that net income generated, if any, will be sufficient to enable the Company to meet its obligations or continue its operations as a going concern.

     The Company intends to acquire various equipment in the near future, most notably a printing machine having a cost of approximately $460,000. Of this amount $206,632 has been paid to date and is included in "deposit on equipment" in the accompanying balance sheet. The Company anticipates that the remaining funding will come from financing as described above. The machine is capable of producing banners in vivid colors and the Company believes it will allow access to new markets. The Company also believes the machine will enable it to produce banners at a much faster pace and a much lower cost.

     In 1992 the Company purchased land for future development with cash ($150,000, of which $125,000 was borrowed from the bank) and 12,500 shares of common stock. In connection with this transaction, the Seller had the option to require the Company to repurchase the common stock for $10.46 per share. The Seller elected to require the Company to repurchase the stock for $10.46 per share. A current liability of $133,250 was recognized as of May 31, 1994. The Seller filed a complaint for breach of contract on October 1994. During 1996, settlement was reached between the Company and the Seller. The Company was released of the $133,250 liability, and the Seller was required to repay the remaining balance owed the bank of $100,000 in exchange for the return of the land and 12,500 shares of common stock.

Item 7. Financial Statements.

Report of Independent Certified Public Accountants             F-2


Consolidated financial statements
    Balance sheet                                        F-3 - F-4
    Statements of operations                                   F-5
    Statements of stockholders' equity (capital deficit)       F-6
    Statements of cash flows                                   F-7
    Summary of significant accounting policies          F-8 - F-10
    Notes to consolidated financial statements         F-11 - F-23

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Imagica Entertainment, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Imagica Entertainment, Inc. (formerly Ranger International, Inc.) and subsidiary as of May 31, 1996, and the related consolidated statements of operations, stockholders' equity (capital deficit) and cash flows for each of the two years in the period ended May 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imagica Entertainment, Inc. and subsidiary at May 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has experienced significant operating losses, has a capital deficit and has negative working capital at May 31, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                       BDO Seidman, LLP

Orlando, Florida
August 16, 1996

                                                                May 31, 1996


Assets (Note 8)
Current:
 Accounts receivable, less allowance for
   possible losses of $33,086                                    $   528,048
 Advances to stockholder                                              13,938
 Inventories (Note 4)                                                258,625
 Prepaid expenses                                                     68,823


      Total current assets                                           869,434


Property and equipment, net (Note 5)                                 871,480

Other assets:
 Deferred financing costs, less accumulated
   amortization of $6,159                                              5,886
 Equipment not yet placed in service                                  37,500
 Deposit on equipment (Note 9)                                       206,632
 Other                                                                15,307


                                                                     265,325




                                                                 $ 2,006,239







See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                                 May 31, 1996


Liabilities and Capital Deficit
Current liabilities:
 Notes payable - debentures (Note 6)                              $   105,000
 Accounts payable - trade                                             652,204
 Notes payable to stockholders (Note 7)                               302,225
 Accrued expenses:
   Payroll                                                            310,747
   Interest                                                           122,976
   Other                                                               86,282
 Current maturities of long-term debt (Note 8)                        354,317
 Current portion of obligations under capital leases (Note 9)         232,329


      Total current liabilities                                     2,166,080


Long-term debt, less current maturities (Note 8)                      420,294
Obligations under capital leases, less current
   portion (Note 9)                                                   153,665


      Total liabilities                                             2,740,039


Commitments and contingencies (Note 9)
Redeemable common stock (Note 9)                                      100,000

Capital deficit (Notes 2, 8 and 11):
 Common stock, $.001 par value, shares authorized 50,000,000;
   issued 1,820,155                                                     1,820
 Additional paid-in capital                                         1,787,784
 Accumulated deficit                                               (2,282,164)


                                                                     (492,560)


Less: Treasury stock, at cost, 97,500 shares                           91,240
      Notes receivable arising from the
         exercise of stock options                                    250,000


      Total capital deficit                                          (833,800)


                                                                  $ 2,006,239



See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Year ended May 31,                                        1996           1995

Sales                                               $5,182,056     $5,973,086
Cost of sales                                        3,981,755      4,307,498


      Gross profit                                   1,200,301      1,665,588

Operating expenses                                   1,760,415      1,829,348

   Loss from operations                               (560,114)      (163,760)

Other income (expenses):
 Interest                                             (217,337)      (281,411)
 Other                                                  (7,676)           807


                                                      (225,013)      (280,604)


Net loss                                            $ (785,127)     $(444,364)


Loss per share                                      $     (.47)     $    (.31)


Weighted average common shares outstanding           1,674,336      1,456,547

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                                                          Notes
                                                                                     Receivable
                                                                                        Arising
                                                                                       from the
                                                     Additional                        Exercise
                                   Common Stock         Paid-in   Treasury Stock       of Stock   Accumulated
                                   Shares   Amount      Capital   Shares     Amount     Options       Deficit

Balance, May 31, 1994, as
  previously reported             763,356    $763   $1,432,674   85,000   $(85,000)        $n      $(973,018)

Pooling of interests with
  Imagica, Inc. (Note 2)          363,723     364       47,626      -          -            -        (79,655)


Balance, as restated            1,127,079   1,127    1,480,300   85,000    (85,000)         -     (1,052,673)

Reclassification to redeemable
 common stock (Note 9)               -         -      (100,000)     -          -            -          n

Sale of common stock                5,473       5       27,495      -          -            -          n

Issuance of common stock
  for consulting services         249,015     249       50,266      -          -            -          n

Issuance of common stock
  as payment of accrued
  interest to stockholders          1,288       1        4,490      -          -            -          n

Exercise of warrants                2,475       3       29,697      -          -            -          n

Exercise of employee
  stock options                   250,000     250      249,750      -          -     (250,000)         n

Net loss                             -         -            -       -          -            -       (444,364)


Balance, May 31, 1995           1,635,330   1,635    1,741,998   85,000    (85,000)  (250,000)    (1,497,037)

Purchase of treasury stock
  in settlement of
  lawsuit (Note 13)                  -         -            -    12,500     (6,240)         -          n

Issuance of common stock
  for consulting services         184,825     185       45,786      -          -            -          n

Net loss                             -         -            -       -          -            -      (785,127)


Balance, May 31, 1996           1,820,155  $1,820   $1,787,784   97,500   $(91,240) $(250,000)  $(2,282,164)

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Year ended May 31,                                            1996         1995

Cash flows from operating activities:
 Net loss                                                $(785,127)   $(444,364)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation and amortization                           336,885      375,808
   Issuance of common stock as payment of
      consulting services                                   45,970       50,516
   Write down of equipment not yet placed in service        39,720            -
   Loss on sale of property and equipment                        -        6,447
   Cash provided by (used for):
    Accounts receivable                                    154,535     (119,071)
    Advances to stockholder                                 (1,938)     (12,000)
    Inventories                                             80,680      (42,489)
    Prepaid expenses                                        20,373       11,135
    Accounts payable                                        87,474      230,150
    Accrued expenses                                       180,795       60,253
    Deferred compensation                                        -      (35,000)

Net cash provided by operating activities                  159,367       81,385

Cash flows from investing activities:
 Increase (decrease) in other assets                         5,347      (37,534)
 Proceeds from sale of property and equipment                    -        7,178
 Purchase of property and equipment                              -     (266,070)
 Progress payments on equipment not yet placed
    in service                                                   -      (26,878)

Cash flows provided by (used for) investing activities:      5,347     (323,304)

Cash flows from financing activities:
 Decrease in note payable                                        -      (85,000)
 Increase in deferred financing costs                            -       (2,400)
 Proceeds from issuance of convertible notes payable             -       75,000
 Proceeds from issuance of stockholder notes payable        36,000      207,308
 Principal payments of stockholder notes payable           (21,765)     (11,010)
 Proceeds from issuance of long-term debt                   69,000      160,000
 Principal payments on long-term debt                     (127,130)    (106,551)
 Principal payments on capital lease obligations          (129,283)    (186,730)
 Proceeds from exercise of stock warrants                        -       29,700
 Proceeds from sale of common stock                              -       27,500

Net cash provided by (used for) financing activities      (173,178)     107,817

Net decrease in cash                                        (8,464)    (134,102)

Cash, beginning of year                                      8,464      142,566

Cash, end of year                                        $       -      $ 8,464

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Imagica Entertainment, Inc. and its wholly-owned subsidiary after elimination of intercompany accounts and transactions.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting and by accelerated methods for income tax purposes.

Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. Assets under capital leases are depreciated by the straight-line method over their useful lives.
Revenue

RECOGNITION

Sales are recognized upon shipment of products to customers.

LOSS PER SHARE

Loss per share is based on the weighted average number of common shares outstanding during each period after giving effect to the reverse stock split which occurred in 1996 (see Note 11). Options and warrants have been excluded from the loss per share calculations because their effect is antidilutive.

TAXES ON INCOME

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about
Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 1996.

The respective carrying value of certain on-balance-sheet financial instru-ments approximated their fair values. These financial instruments include cash, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed
Of," issued by the Financial Accounting Standards Board (FASB), is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), issued by the Financial Accounting
Standards Board (FASB), is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No.
123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard encourages a fair value method of accounting for stock-based compensation plans. This statement provides a choice to either adopt the fair value based method of accounting or continue to apply APB Opinion No. 25, which would require only disclosure of the pro forma net income and earnings per share, determined as if the fair value based method has been applied. The Company plans to continue to apply
APB Opinion No. 25 when adopting this statement, and accordingly, this statement is not expected to have a material impact on the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations

Imagica Entertainment, Inc. (the "Company"), formerly known as Ranger International, Inc., was incorporated in January 1987 and is engaged in the design, manufacturing and marketing of customized signs, banners, flags and point-of-purchasing ("P-O-P") displays and the manufacturing and marketing of large scale print specialties using computer scanning and computer directed printing stations. The Company's headquarters and manufacturing facilities are located in Ocala, Florida.

2.  Acquisition

On May 29, 1996, the Company consummated a merger with Imagica, Inc. ("Imagica") with Imagica becoming a wholly-owned subsidiary of the Company. Imagica, Inc. was incorporated in April 1993. The Company issued 624,912 shares of its common stock for all outstanding shares of all classes of Imagica capital stock. The merger is being accounted for as a pooling of interests, and therefore, the consolidated financial statements of the Company have been restated to include the accounts and results of operations of Imagica for all periods presented herein.

Separate net sales and net income (loss) of the merged entities are presented in the following table:

Year ended May 31,                                           1996           1995

Net sales:
     Imagica Entertainment, Inc.                       $4,716,119      $5,094,455
     Imagica, Inc.                                        465,937         878,631


          Total                                        $5,182,056      $5,973,086


Net income (loss):
     Imagica Entertainment, Inc.                       $ (401,677)      $  32,537
     Imagica, Inc.                                       (383,450)       (476,901)


          Total                                        $ (785,127)      $(444,364)

3.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant losses which have resulted in an accumulated deficit of $2,282,164 and it has negative working capital of $1,296,646. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company is planning to raise additional capital through private placements of its securities and refinancing of its debt obligations. A portion of the capital to be raised will be utilized to satisfy certain of the Company's obligations and to provide working capital. Management believes that such financing will occur and that sufficient funds will be provided to overcome its financial difficulties. However, no assurances can be given that the Company will be successful in obtaining financing, and if the Company is unable to obtain adequate financing, there remains substantial doubt concerning the Company's ability to continue as a going concern.

4.  Inventories



Inventories are summarized as follows:
Raw materials                                                        $ 233,307
Work in process                                                         25,318


                                                                     $ 258,625


All inventories are pledged as collateral (see Note 8).

5.  Property and Equipment

Property and equipment are summarized as follows:

                                                    Useful Lives

Land                                                           -     $    47,000
Building                                                39 years         176,420
Furniture, fixtures and equipment                   3 - 10 years       1,457,475
Equipment under capital leases                      5 - 10 years         707,932
Leasehold improvements                                   4 years         163,549
Vehicles                                                 5 years          44,592


                                                                       2,596,968
Less accumulated depreciation
                       and amortization                                1,725,488


                                                                     $   871,480


Accumulated depreciation on equipment under capital leases was $202,351 as of May 31, 1996.

All property and equipment is pledged as collateral (see Notes 7 and 8).

6.  Notes Payable - Debentures

Debenture notes payable amounting to $105,000 as of May 31, 1996 are unsecured, bear interest at 8% and are currently due to third parties. The conversion feature of these notes expired in July 1995.

7.  Notes Payable to Stockholders

The Company has notes payable to various stockholders amounting to $302,225 at May 31, 1996. The notes bear interest at various rates ranging from 10% to 15% and mature in 1997. One note is collateralized by certain Company equipment, and the remaining notes are unsecured.

8.  Long-Term Debt

Long-term debt consists of the following:

Note payable to a bank, bearing interest at prime plus 1% (9.25% as of May 31, 1996), principal of $10,000 plus interest due monthly until November 1996 when the remaining outstanding principal and accrued interest are due, collateralized by substantially all of the
 Company's assets. This note is also guaranteed by the Company's
 president (see Note 9).                                                 $302,283

Note payable to a former stockholder, bearing interest at 7%, principal and interest payable in monthly installments of $2,356 through May 1999, collateralized by 85,000 shares of treasury
 stock held by the Company (see Note 9).                                   78,788

Various notes payable, bearing interest at 9%, principal and interest payable monthly in aggregate installments of $799 through November
 1998, collateralized by certain Company vehicles.                         21,965

9.25% mortgage payable to bank, due in monthly installments of
 $1,647 including interest to June 1999, balance due July 1999,
 collateralized by real property.                                         150,214

12% note payable, interest due monthly, principal due October 1998, collateralized by real property owned by a stockholder and
 guaranteed by the Company's president.                                   150,000

19.65% note payable, due in monthly installments of $2,001
 including interest to November 2000, collateralized by certain
 machinery and equipment.                                                  71,361


                                                                          774,611
Less current maturities                                                   354,317


Total long-term debt                                                     $420,294


The aggregate maturities of long-term debt maturing in future years is as follows as of May 31, 1996:

1997                            $354,317
1998                              54,150
1999                             205,172
2000                             149,626
2001                              11,346

                                                            $774,611

The note payable to bank contains certain restrictive covenants regarding the use of the bank's lock box, incurring additional indebtedness and increases in officers' and directors' compensation. The Company was in violation of these covenants during 1996 and obtained a waiver for additional indebtedness incurred as a result of a loan from the President. However, waivers were not obtained for the lock box and increases in officers' compensation violations. Accordingly, the bank may demand the loan be repaid immediately if the Company does not submit all receivables to the lock box or if additional salary is paid to the President above the level in effect as of the date of the loan agreement.

9.  Commitments and Contingencies

Leases

The Company leases its main operating facility from a partnership that consists of two of the Company's stockholders, one of whom is also an officer. The lease is a five-year operating lease expiring in September 1999 and contains an option to purchase the land and building for $500,000 at any time during the lease. The Company has guaranteed the partnership's debt incurred in connection with the acquisition of the facility (such debt approximated $264,000 at May 31, 1996). The Company leases additional warehouse space from third parties expiring at various dates through 2000. The Company also leases certain equipment under capital leases, expiring at various dates through 2000.

The following is a schedule by years as of May 31, 1996 of (1) future minimum lease payments under capital leases, together with the present value of the net minimum lease payments and (2) future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year:

                                                         Capital    Operating
                                                          Leases       Leases

1997                                                     $290,030    $141,840
1998                                                     117,878      102,000
1999                                                      47,446      102,000
2000                                                       8,395       27,000


Total net minimum lease payments                         463,749     $372,840

Less amount representing interest                         77,755

Present value of net minimum lease payments              385,994

Less current portion                                     232,329

Long-term obligations under capital leases              $153,665

Rental expense amounted to approximately $156,000 and $126,000 for the years ended May 31, 1996 and 1995, respectively. The rental expense includes amounts for leases with its stockholders of approximately $64,000 and $62,000 during the years ended May 31, 1996 and 1995, respectively.

Deposit on Equipment

The Company has committed to lease a printing machine at an estimated cost of $460,000. As of May 31, 1996, the Company has recorded $206,632 as a deposit on equipment.

Litigation

During 1995, the Company settled a lawsuit with a former officer of the Company for an alleged breach of an employment contract. Under the terms of the settlement agreement, the Company purchased 85,000 shares of common stock held by the former officer for a total purchase price of $119,000. As consideration for the purchase, the Company signed a note payable to the former officer for $119,000 to be paid over a five-year period (see Note 8).

Employment Agreement

The Company entered into amended employment agreements in May 1996 with three key executives for a term of five years (with automatic renewal for the President for successive five-year periods at the end of each one-year period). The agreements require base annual compensation amounting to $357,600 (with an increase each year in the base salary of at least 10% over the preceding year) plus a bonus of 2% to 6% of annual pre-tax income. The agreements also provide at the beginning of each fiscal year for the issuance of warrants to purchase shares of stock ranging from 10,000 to 100,000 shares at an exercise price equal to the fair market value per share of common stock plus 10% at the time of grant. All warrants shall have a term of not less than ten years. Additional warrants may be issued upon the achievement of certain annual pre-tax income.

Employee Bonus Plan

The Company has a bonus plan from which various employees may receive additional compensation. The plan consists of a fund of up to 14% of the Company's quarterly income before any provision for income taxes (except that no bonuses are to be paid on the first $100,000 of income generated in a year). No bonuses were paid under this plan during the years ended
May 31, 1996 and 1995.

Consulting Agreements

During June 1996, the Company entered into three agreements with various consultants for periods of one and three years. The agreements provide for issuance of 820,415 shares of common stock and warrants to purchase 300,000 shares of common stock at an exercise price of $2.00. In addition, the Company is required to pay two consultants fees amounting to $264,000 per year for three years and a bonus to one consultant at 5% of funds from investors arranged by the consultant.

Guarantees

In 1989, a stockholder of the Company purchased $100,000 of common stock. In connection with the transaction, the Company and its President have jointly and severally agreed to repurchase such stock for its cost of $100,000 upon the death of said stockholder, provided the beneficiaries wish to sell the stock.

As consideration for the Company President's guarantee of certain of the Company's indebtedness (see Note 8), the Company has agreed to guarantee certain indebtedness for him and to pay him a fee of 2% of the net indebtedness guaranteed. During the years ended May 31, 1996 and 1995, approximately
$15,000 and $18,000, respectively, has been included in interest expense as a result of this agreement.

10. Income Taxes

The components of the net deferred income tax assets consist of the following:



Deferred tax assets:
 Net operating loss carryforwards                          $ 608,000
 Inventory                                                    24,000
 Accrued interest                                             17,000
 Accrued compensation                                         96,000
 Other                                                        13,000


Gross deferred income tax assets                             758,000
Valuation allowance                                         (705,000)


Total deferred income tax assets                              53,000


Deferred income tax liabilities:
                       Depreciation                          (53,000)


Net deferred income tax assets                            $       -

The change in the valuation allowance for deferred tax assets was an increase of approximately $301,000 during 1996.

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

                                                                1996    1995
Federal income taxes at statutory rates                       (34.0%)  (34.0%)

Losses without tax benefits                                    34.0%    34.0%


Income taxes at effective rates                                   0%       0%

Unused net operating losses (NOLs) for income tax purposes, expiring in various amounts in 2007 and 2011 of approximately $1,615,000, are available at May 31, 1996 for carryforward against future years' taxable income. If the Company elects to file a consolidated federal income tax return in future years, as a result of the acquisition of Imagica, Inc., the use of approximately $568,000 of these NOLs may be limited under the provisions of section 382 of the Internal Revenue Code of 1986, as amended. Addition-ally, these NOLs are limited under the provisions of 1.1502-21 of Treasury Regulations regarding separate return limitation years and can only be utilized to the extent that income is generated by Imagica, Inc.


The deferred tax asset of approximately $608,000 related to the tax benefit of these losses has been offset by a valuation allowance due to the uncertainty of its realization.

11. Capital Stock

Employee Stock Options and Notes Receivable

Stock options were granted to certain key employees of the Company under an incentive stock option plan adopted in 1994. The plan provided for the granting of up to 250,000 options.

During 1995, the Company granted employees 250,000 options under this plan at a purchase price of $1.00. The options were granted at or above fair market value, and no compensation expense was recorded. All of the 250,000 options were exercised during 1995, and as allowed under the 1994 stock option plan, payment for the shares was made in the form of ten-year promissory notes bearing interest at prime (8.25% at May 31, 1996). Interest is payable monthly, and the principal is due in full in July 2004. The notes are collateralized by the underlying stock.

Non-Plan Stock Options

The Company granted stock options to certain consultants of the Company which were not issued under stock option plans. The options were granted at or above fair market value, and no compensation expense was recorded. The options are exercisable over a ten-year period from the date of grant and are summarized as follows:

                                                                    Option Price
                                                          Shares       Per Share

Balance, May 31, 1994                                          -       $       n
                       Granted                           250,000     $.24 - 4.00

Balance, May 31, 1995                                    250,000     $.24 - 4.00
                       Canceled                         (140,000)    $.24 - 4.00

Balance, May 31, 1996                                    110,000     $.24 - 4.00

Shares exercisable at May 31, 1996                       110,000     $.24 - 4.00

Stock Warrants

During 1995, the Company issued 50,000 common stock warrants in connection with financial consulting agreements. The warrants were exercisable upon issuance and have no expiration date. None of these warrants have been exercised. Information relating to these warrants is summarized as follows:

 Number of                   Exercise
 Shares                         Price
 25,000                         $4.00
 25,000                          8.00

The Company had 34,001 common stock warrants outstanding as of May 31, 1994. These warrants had exercise prices of $12.00 per share and were due to expire in February 1995. During 1995, 2,475 of the warrants were exercised, and the remaining warrants expired.

Conversion of Class A and B Common Stock

In July 1994, the Board of Directors authorized an amendment to the Company's Articles of Incorporation to replace its Class A and B common stock with a single class of $.001 par value common stock and to increase the number of authorized shares of common stock from 1,875,000 to 6,250,000.

Stock Split

In May 1996, the Board of Directors authorized an 8-for-1 reverse stock split for shareholders of record as of May 22, 1996. In July 1996, the Board of Directors authorized an increase in the number of authorized shares of common stock from 6,250,000 to 50,000,000. All common shares and per share amounts have been adjusted to give effect to the reverse stock split and increase in authorized shares.

Shares Reserved

At May 31, 1996, the Company has reserved common stock for future issuance as follows:

Non-plan stock options                                   110,000
Stock warrants                                            50,000

Total common shares reserved                             160,000

12. Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

                                                                1996        1995

Cash paid for interest                                      $156,529     $88,616
Noncash financing and investing activities:
 Disposal of land for purchase of treasury stock
 and reduction of note payable and redeemable
 common stock in connection with settlement of
 lawsuit (Note 13)                                           239,490           -
 Issuance of common stock as payment
 for consulting services                                      45,970      50,516
 Issuance of common stock as payment of
 accrued interest to stockholders                                  -       4,491
 Purchase of equipment through capital
 lease obligations                                                 -      37,236
 Deposit on equipment made through a
 capital lease obligation                                          -      60,000

13. Redeemable Common Stock

In July 1992, the Company purchased land for future development from an unrelated third party (the "seller") for total consideration of approximately $240,000 (consisting of cash of $150,500, of which $125,000 was borrowed from a bank, and 12,500 shares of the Company's common stock). In connection with this transaction, the Seller had the option to require the Company to repurchase the common stock for $10.64 per share if he remained owner of such shares on July 15, 1994. Subsequent to May 31, 1994, the Seller elected to require the Company to repurchase the common stock for $10.64 per share. The president of the Company has personally guaranteed this repurchase. A current liability of $133,250 was recognized as of May 31, 1994 for the redemption value of the common stock. In October 1994, the seller filed a complaint for breach of contract and enforcement of guarantee against the Company and the Company's president.

During 1996, a settlement was reached between the Company and the seller. The Company was released of the $133,250 liability, and the seller was required to repay the remaining balance owed the bank of $100,000 in exchange for the return of the land and 12,500 shares of common stock.

14. Subsequent Event

On June 12, 1996, the Company entered into a Stock Purchase Agreement with MIT Acquisition Corp. ("MIT") and the sole stockholder of MIT-FX, Inc. ("MIT-FX") pursuant to which the Company agreed to purchase all of the outstanding shares of MIT-F/X, a company engaged in the digital video animation business, for a purchase price of $500,000 and 150,000 restricted shares of the Company's common stock. The agreement provides that in consideration of MIT-FX stockholder's assignment to the Company of its rights to acquire all of the outstanding shares of MIT-F/X, the Company will transfer 1,000,000 restricted common shares to MIT. The agreement also provides that MIT-F/X will enter into a five-year employment agreement with the stockholder of MIT-F/X at a minimum base salary of $60,000 per year.
The agreement further provides that the acquisition shall be void and all payments previously made to the stockholder forfeited in the event the Company is not able to arrange for production financing no later than January 15, 1997 for MIT-F/X in an amount not less than $4,934,000.
Closing has not occurred under the Stock Purchase Agreement and is not scheduled.



Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     On April 19, 1995, the Company dismissed DeLoitte & Touche as its auditors and retained BDO Seidman to act as the Company's auditors. There were no disagreements on accounting or auditing issues.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following are the officers, directors and/or key employees of the Company as of May 31, 1996:

     Name                  Age         Position

Robert S. Wormser          66      President, Chief Executive
Officer,
                                   Treasurer, Director

William J. White           30      Vice President of Manufacturing
                                   Director

Pruitt L. Hall, Jr.        37      Vice President of Computer Systems

Tracie M. Dawson           40      Secretary

     Directors are normally elected for a term of one year or until their successors are elected and have been qualified. Robert S. Wormser and William J. White were re-elected as directors at the annual stockholders' meeting on October 30, 1995, for a term of one year or until their successors were elected and seated. None of the persons listed in this section are related to each other. Robert S. Wormser is the major stockholder of the Company's Common Stock and thereby will control the election of the Company's Board of Directors for the foreseeable future. Directors are not compensated for their services as such.

     Robert S. Wormser, who founded the Company in 1987, has served as its President and Chief Executive Officer since its inception.

     Prior to the Company's formation, Mr. Wormser successfully started and sold numerous companies, including Emergency One, Inc., which he co-founded in 1974 and subsequently sold to Federal Signal Corporation ("Federal"), a New York Stock Exchange company for $6,000,000. Subsequent to the sale, Mr. Wormser continued to serve as Emergency One's Chairman and Chief Executive Officer (from 1979 to
1984), during which time annual sales rose to $50,000,000. Subsequently, and at Federal's request, Mr. Wormser developed a new subsidiary named Federal Motors. During the period September 1984 to April 1986, Mr. Wormser served as President of Federal Motors. Through his management and policy decisions, he developed the subsidiary in one year's time to a profitable position and sales in 1985 of $21,000,000.

     William J. White joined the Company in 1986 and was instrumental in its start-up, participating in all areas of product development and production. In so doing, be played a large part in the design and development of the Company's computerized sign masking equipment and was also responsible for the development of the custom banner masking process. During the period 1986 to 1990, Mr. White served the Company in various capacities, including plant supervisor and art department supervisor, where he was responsible for production planning, custom banner design and plotting, dark room and art department development and screen print art generation.

     Mr. White left the Company's employ in 1990 to establish his own business, William White's Maintenance. Mr. White owned and operated this business for approximately two years during which time he was responsible for all phases of the business, serving over 50 accounts in central Florida, including many large companies such as J.C. Penney's and LaPetite Academy Day Care Centers.

     Mr. White returned to the Company's employ in August 1992 as Plant Manager and was appointed Vice President of Manufacturing in the latter half of the fiscal year ended June 30, 1993.

     Pruitt L. Hall. Jr. joined the Company in May 1990 and is currently serving as its Vice President of Computer Systems. As such, Mr. Hall is responsible for the control and supervision of all computer operations, including business and accounting, manufacturing and data collection and graphics arts systems.

     Prior to joining the Company and during the period 1987-1990, Mr. Hall served as the Asset-Liability Manager at Mid-State Federal Savings Bank. His primary responsibilities included maintenance of the Sendero Asset-Liability Model, determining the bank's Gap Position and developing and maintaining deposit and branch performance reporting.

     Tracie M. Dawson has been employed by the Company since its inception and is one of the Company's top salespersons. She is also the Secretary of the Company, and as such is responsible for stockholder relations and maintenance of the Company's stock transfer ledger.

Item 10. Executive Compensation.

     During the periods ended May 31, 1996, 1995, and 1994, the Company's Chief Executive Officer was the only executive whose compensation exceeded $100,000. The following table sets forth information relative to his compensation for each of the last three fiscal periods:

Name and                                             All Other
Principal Position     Year     Salary     Bonus     Compensation
Robert S. Wormser,     1996     $145,728   $-0-      $126,525 <F1>
C.E.O.
                       1995     $146,000   $-0-      $48,542
                       1994     $134,000   $7,000    $42,300

<F1>
Includes accrued but unpaid salary from Imagica, Inc. of $88,000

     The Company entered into a five (5) year employment agreement with its President May 31, 1996, which provides for an annual salary of $252,600 with 10% increases annually and a bonus of 6% of pre-tax income. The agreement is automatically renewed for a period of five
(5) years annually. Additionally on the first day of each year that the employment agreement is in effect, Mr. Wormser shall receive warrants to purchase 100,000 shares of common stock at an exercise price equal to the 110% of the fair market value of the shares on the date of the grant for a period of ten (10) years. Under the terms of the Agreement Mr. Wormser receives the use of a company car and to have his health and life insurance premiums paid. Lastly, and as consideration for the President's guarantee of substantially all of the Company's indebtedness, the Company has agreed to guarantee indebtedness for him which approximated $133,000 at May 31, 1996, and to pay him a fee of 2% of the net indebtedness he has guaranteed. The cost of these items has been included in "All Other Compensation" above.

     Under the terms of the employment contract, the President has agreed that during his period of employment with the Company, he will not directly or indirectly, through one or more intermediaries, compete with, or for such period divulge the trade secrets of the Company, without the prior written consent of the Board of Directors of the Company. The deferred compensation arrangement in a previous agreement was eliminated, and accordingly deferred compensation of $35,000 previously recorded was reversed during fiscal 1995.

     The Company non-qualified Profit Sharing Bonus Plan was established September 17, 1990 (for various employees as determined by the President). The plan consists of a fund of up to 14% of the Company's net quarterly profits before provision for taxes (except that no bonuses are to be paid on the first $100,000 of income generated in any given year). No bonuses were paid under this plan during the fiscal periods ended May 31, 1996 and May 31, 1995.

Item 11. Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth information, as of September 11, 1996, relative to stockholders known by the Company to be the beneficial owners of more than 5% of its outstanding common stock, stock owned by directors individually and by all officers and directors as a group.

                        Amount and Nature
Name and Address        of Beneficial Relationship<F2>   % of Common
Stock
Robert S. Wormser<F1>    1,257,905<F2>                      49.52%


William J. White            22,400                            .8%

Donna M. Wormser           152,074                          5.99%
P.O. Box 916
Summerfield, FL 34491

Tim Murray                 140,000                           5.51%

All Officers and
Directors as a Group
(2 persons)               1,257,905                         45.62%

<F1>
Address in care of the Company, 1518 S. W. 12th Avenue, Ocala,
Florida 34474.
<F2>
Includes 530,075 shares for which Mr. Wormser holds voting power.
<F3>
The Company believes that all persons referred to in the table have sole voting and investment power with respect to all shares of Common Stock reflected except Mr. White and Ms. Dawson who have irrevocably assigned to Robert S. Wormser for a period of 10 years the right to vote their stock in the Company. Because of such assignments, ownership of All Officers and Directors as a Group is the same as Robert S. Wormser's ownership. Mr. Wormser holds voting rights under similar arrangements covering the stock issued to most other employees and some other stockholders. 934,000 shares held under such voting proxies are included as beneficially owned by Robert S. Wormser.

Item 12. Certain Relationships and Related Transactions.

     Pursuant to the terms of the lease on the Company's principal facilities at 1518 S. W. 12th Avenue, Ocala, Florida, prior to September 27, 1989, the Company held the option to purchase the facilities for $295,000. The lease at that time provided for rental payments of $39,600 per annum or $1.98 per square foot of usable space. The Board of Directors of the Company was presented with the opportunity to have the Company exercise its option to purchase the facilities, but the option was unable to be exercised at that time because of the Company's financial condition.

     Accordingly, and because the Company plans to expand its facilities (the landlord imposed various restrictions relative to same), on September 27, 1989, J. R. Gunter (a stockholder of the Company), Robert S. Wormser and Mark K. Wormser (doing business as "GWW Partnership") purchased the facilities from an unaffiliated third party landlord for $295,000 and then entered a five-year operating lease agreement with the Company (currently, only Robert Wormser and J. R. Gunter are partners in the GWW Partnership). The Company has an option to purchase the property from GWW Partnership for $500,000, exercisable at any time during the lease term (which expires September, 1999). GWW Partnership obtained recourse purchase money financing from First Union National Bank of Florida, which required the guaranty of the Company to consummate the purchase. As originally signed, the Company's guaranty was unconditional and a continuing guaranty of payment, and not of collection, and unintentionally secured all indebtedness of any of the members of GWW Partnership to First Union National Bank of Florida. On October 22, 1990, the guaranty was modified to exclude from its provisions any indebtedness of the individual members of GWW Partnership except that specifically related to the acquisition of the facility acquired by GWW Partnership (such debt approximated $264,000 at May 31, 1996). After the purchase, the facility was expanded by approximately 5,000 square feet. The Company paid approximately $23,350 of the total costs of leasehold improvements which was for rewiring the facility to accommodate the Company's equipment; the remaining $38,000 was paid by GWW Partnership.

     The Company's lease with GWW Partnership provides for $60,000 of rent per annum or $2.40 per square foot, and includes customary terms and conditions. The Company believes the lease terms are as favorable as could be expected from a third party lessor based on the Company's existing lease (with a third party lessor) on a second facility of approximately 18,500 square feet, which has rent of approximately $2.79 per square foot.

     Pursuant to the Company's 1994 Employee Stock Option Plan approved by the shareholders at the 1994 shareholders' meeting, on November 29, 1994, the Company issued options to purchase common shares at a price of $1.00 per share to certain officers and directors in the following amounts: Robert S. Wormser - 177,500 shares; Terry Putty - 12,500 shares; William White - 15,000 shares; and Tracie Dawson - 15,000 shares. During 1995, all options were exercised by the execution of promissory notes bearing interest at the prime rate payable ten years from execution.

     The Company also has executed a two-year note to Kenworth of Tampa, an entity controlled by J. R. Gunter (at May 31, 1996, this obligation approximated $25,000). The note is secured by certain equipment.

     In 1989, Mr. J. R. Gunter purchased $100,000 of stock. In connection with the transaction, the Company and its President have jointly and severally agreed to repurchase such stock for its cost of $100,000 upon the death of said stockholder, provided the beneficiaries wish to sell such stock.

     Robert S. Wormser has personally guaranteed substantially all of the Company's long-term indebtedness and capital lease obligations. In consideration of these guarantees, the Company has guaranteed certain indebtedness for him and to pay him a fee of 2% of the net indebtedness guaranteed. During the fiscal periods ended May 31, 1996, and May 31, 1995, approximately $15,000 and $18,000 was earned by the President under the agreement.

     In July 1992, the Company purchased land from an unrelated third party (the "Seller") for total consideration of approximately $240,000 (consisting of cash of $150,500 of which $125,000 was borrowed from Sun Bank of Ocala, and 12,500 shares of redeemable common stock). In connection with this transaction, the Seller has elected to require the Company to repurchase the stock for $10.64 per share. The President of the Company has personally guaranteed this repurchase. (See "Legal Proceedings.")

     On August 19, 1992, and September 8, 1992, the Company sold 8,333 and 4,167 shares of its Class B common stock to Robert D. Gober for $100,000 and $50,000, respectively (representing a price of $12.00 per share). No underwriting discounts or commissions were paid on the transactions.

     In connection with the settlement of litigation, Mark Wormser (Robert S. Wormser's son) allowed the Company to repurchase his stock for a total purchase price of $119,000. Payment for the shares is to be over a period of five years in monthly principal and interest installments of approximately $2,400.

     In September, 1994, January, 1995, and June, 1996, the Company issued 625, 37,500, and 820,415 common shares to four individuals for consulting services, respectively. In August, 1996, one consultant was granted a three-year option to purchase 300,000 shares at a price of $2.00 per share.

     On October 4, 1995, the Company entered in to a letter of intent to acquire KMC Leasing, Inc., a company engaged in heavy equipment leasing ("KMC"). The letter of intent provide that the Company would acquire substantially all of the assets of KMC in exchange for 1,600,000 shares of the Company's common stock. Closing was subject to a number of conditions including the negotiation and execution of a definitive agreement, due diligence reviews by both parties and the ability of the Company to obtain listing on the NASDAQ Small Cap market immediately following the acquisition. On May 17, 1996, the Company elected not to proceed with the acquisition.

     On June 12, 1996, the Company entered into a Stock Purchase Agreement with Larry Mitchell and MIT Acquisition Corp pursuant to which the Company agreed to purchase all of the outstanding shares of MIT-F/X, Inc., a company engaged in the digital video animation business for a purchase price of $500,000 and 150,000 of the Company's common shares. The agreement provides that in consideration of MIT Acquisition, Inc.s' assignment to the Company of its rights to acquire all of the outstanding shares of MIT F/X, the Company will transfer 1,000,000 common shares to MIT Acquisition, Inc. The agreement also provides that MIT F/X will enter into a five-year employment agreement with Mr. Mitchell at a minimum base salary of $60,000 per year. The agreement further provides that the acquisition shall be void and all payments previously made to Mr. Mitchell forfeited in the event the Company is not able to arrange for production financing for MIT F/X in an amount not less than $4,934,000. Closing has not occurred under the Stock Purchase Agreement and is not scheduled.

PART IV.

Item 13. Exhibits.


Page
(a)     Exhibits

          (2)  Plan of Acquisition, Reorganization, Arrangement,
               Liquidation or Succession.
None

          (3) Restated Articles of Incorporation and By-Laws previously filed as an Exhibit to Form S-18 filed
               January 7, 1991, incorporated herein by reference.

          (4) Instruments defining the rights of holders, including indentures.
None

          (9)  Voting Trust Agreement
None

         (10)  Material Contracts

               (a)  Facility Lease between the Company and GWW
                    Partnership, dated September 27, 1989,
                    previously filed as an Exhibit to Form S-18 filed on January 7, 1991, incorporated herein by reference.

               (b) Facility Lease between the Company and CYNWD dated June 16, 1990, previously filed as an Exhibit to Form S-18 filed January 7, 1991, incorporated herein by reference.

               (c) Contract for Sale and Purchase (including Addendum and Subscription Agreement) between the Company and C.L. Dinkins, Jr. Trustee, dated May 15,
1992,
                    previously filed as an Exhibit to Form 10-K filed on April 26, 1993, incorporated herein by reference.

               (d) Irrevocable Voting Proxy between Richard D. Brown and the Company, dated June 30, 1988, previously filed as an Exhibit to Form 10-K filed on April 26,
1993,
                    incorporated herein by reference.

               (e) Irrevocable Voting Proxy between Robert W. Burnham and the Company dated June 30, 1988, previously filed as an Exhibit to Form 10-K filed on April 26, 1993, incorporated herein by reference.

               (f) Irrevocable Voting Proxy between Mark S. Heller and the Company, dated June 30, 1988, previously filed as an Exhibit to Form 10-K filed on April 26, 1993, incorporated herein by reference.

               (g) Irrevocable Voting Proxy between John Leard and the Company, dated October 31, 1989, previously filed as an Exhibit to Form 10-K filed on April 26, 1993, incorporated herein by reference.

               (h) Irrevocable Voting Proxy between William J. White and the Company, dated June 30, 1988, previously filed as an Exhibit to Form 10-K filed on April 26, 1993, incorporated herein by reference.

               (i) Irrevocable Voting Proxy between Tracie Dawson and the Company, dated June 30, 1988, previously filed as an Exhibit to Form 10-K filed on April 26, 1993, incorporated herein by reference.

               (j) Commitment for Equipment between Climax, Inc. and the Company, dated February 13, 1992, previously filed as an Exhibit to Form 10-K filed on April 26, 1993, incorporated herein by reference.

               (k) Stock Repurchase Agreement between J. R. Gunter, Robert Wormser, Mark Wormser and the Company dated April 27, 1989.

               (l)  Employment Agreement between the Company and
                    Robert Wormser dated June 1, 1993, previously filed as an Exhibit to Form 10-KSB filed on or about December 20, 1993, incorporated herein by reference.

               (m) Agreement between the Company and Florida Gulf Capital & Equity Corp., Inc. previously filed as an Exhibit to Form 10-QSB filed on or about May 13, 1994, incorporated herein by reference.

               (n) Irrevocable Voting Proxy between Donna Wormser and the Company, dated March 3, 1993, previously filed as an Exhibit to Form 10-KSB filed October 26, 1994, incorporated herein by reference.

               (o) Irrevocable Voting Proxy between Pruitt Hall and the Company, dated July 22, 1994, previously filed as an Exhibit to Form 10-KSB filed October 26, 1994, incorporated herein by reference.

               (p) Irrevocable Voting Proxy between William J. White and the Company, dated July 22, 1994, previously filed as an Exhibit to Form 10-KSB filed October 26, 1994, incorporated herein by reference.

               (q) Irrevocable Voting Proxy between Tracie Dawson and the Company, dated July 22, 1994, previously filed as an Exhibit to Form 10-KSB filed October 26, 1994, incorporated herein by reference.

               (r) Irrevocable Voting Proxy between Carol Monroe and the Company, dated July 29, 1994, previously filed as an Exhibit to Form 10-KSB filed October
26,
                    1994, incorporated herein by reference.

               (s) Irrevocable Voting Proxy between Sharon Rava and the Company, dated July 22, 1994, previously filed as an Exhibit to Form 10-KSB filed October 26, 1994, incorporated herein by reference.

               (t) Irrevocable Voting Proxy between Ricky Brown and the Company, dated July 22, 1994, previously filed as an Exhibit to Form 10-KSB filed October 26, 1994, incorporated herein by reference.

               (u) Irrevocable Voting Proxy between Mark Slaughter and the Company, dated July 22, 1994, previously filed as an Exhibit to Form 10-KSB filed October 26, 1994, incorporated herein by reference.

               (v) Irrevocable Voting Proxy between John Fernung and the Company, dated July 22, 1994, previously filed as an Exhibit to Form 10-KSB filed
                    October 26, 1994, incorporated herein by reference.

               (w)  Consulting Agreement Tod Lotz
                    and the Company, dated June 12, 1996,
                    previously filed as an Exhibit to Form S-8 filed July 10, 1996, incorporated herein by reference.

               (x)  Consulting Agreement Mark Schultz
                    and the Company, dated July 10, 1996,
                    previously filed as an Exhibit to Form S-8 filed July 10, 1996, incorporated herein by reference.

               (y)  Consulting Agreement Tod Lotz
                    and the Company, dated August 12, 1996,
                    previously filed as an Exhibit to Form S-8 filed September 4, 1996, incorporated herein by reference.

               (z)  Consulting Agreement between Tim Murray
                    and the Company, dated August 12, 1996,
                    previously filed as an Exhibit to Form S-8 filed September 4, 1996, incorporated herein by reference.

(11)  Statement re: computation of per share earnings         None

          (18)  Letter on change in accounting principles               None

          (21)  Subsidiaries of the Registrant                          None

(22)  Published report re: matters submitted to vote of security holders   None

          (24)  Power of Attorney                                       None

          (28)  Information from reports furnished to state
                insurance regulatory authorities                        None

          (99)  Additional Exhibits                                     None

(b)     Form 8-K

     There were no reports on Form 8-K filed during the last quarter in the period covered by this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) IMAGICA ENTERTAINMENT, INC. (f/k/a Ranger International, Inc.)


/s/ Robert S. Wormser
ROBERT S. WORMSER
President, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer


Date: September 30, 1996


/s/ William J. White
WILLIAM J. WHITE
Director