Form 10QSB
period 1996-08-31
IMAGICA ENTERTAINMENT INC
filed 1996-12-06
CIK 815295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended  AUGUST 31, 1996

                                     OR

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM __________TO ______________
                       Commission File No. 33-37968-A

                          IMAGICA ENTERTAINMENT, INC.
           (Exact name of Registrant as specified in its charter)

                    Florida                           59-2762999
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)
   incorporation or organization)


             1518 SW 12th Avenue, Ocala, FLorida  34474
              (Address of principal executive offices)
                           (352) 867-7860
                     (Issuer's telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)
No ( )
Number of common shares outstanding as of August 31, 1996 (including the 100,000 shares of redeemable common stock) - 2,403,013.

              Transitional Small Business Disclosure Format:
                         Yes  (   )    No  ( X )

                                   INDEX

PART I -      FINANCIAL INFORMATION                         Page Number

Item 1.     Financial Statements (Unaudited):

          Balance Sheets                                    3
          Statements of Operations                          6
          Statements of Cash Flows                          7
          Notes to Financial Statements                     8

Item 2.     Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                     9

                  IMAGICA ENTERTAINMENT, INC. and SUBSIDARY
                               BALANCE SHEETS


                                         August 31,             May 31,
                                            1996                  1996
                                        (Unaudited)            _______
ASSETS
CURRENT ASSETS:
Cash and equivalents                    $   58,450         $      ---
Accounts receivable, less
     allowance for possible losses
     of $18,611 and $30,611                514,737             528,048
Advances to stockholders                    14,308              13,938
Inventories                                254,269             258,625
Prepaid expenses                         1,008,021              68,823
     Total current assets                1,849,785             869,434

Property and equipment, net                810,518             871,480

Other assets:
 Loan acquisition                            5,263                 ---
 Deferred financing costs, less
  accumulated amorization of $6,159            ---               5,886
 Equipment not yet placed in service        37,500              37,500
 Deposits on equipment                     214,035             206,632
 Other                                       7,680              15,307
                                           264,478             265,325

                                        $2,924,782          $2,006,239

                     IMAGICA ENTERTAINMENT, INC. and SUBSIDARY
                                    BALANCE SHEET
                                       AUGUST 31,            May  31,
                                          1996                 1996
                                       (Unaudited)
LIABILITIES and STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Checks issued against future deposits  $     ---           $     ---
 Notes Payable                            143,289              105,000
 Accounts payable - trade                 722,333              652,204
 Notes payable to stockholders            398,301              302,225
 Accrued liabilites                       551,906              520,005
 Current maturities of long-term debt     310,247              354,317
 Current portion of obligations under
  capital leases                          148,616              232,329
       Total current liabilities       $2,274,692           $2,166,080

Long-term debt, less current
  maturities                              350,873              420,294
Obligations under capiral leases,
  less current maturities                 265,617              153,665
______________________________________________________________________

     Total liabilities                 $2,891,182           $2,740,039
Commitments and contingencies                 ---                  ---
Redeemable common stock                   100,000              100,000

Stockholders' equity
 Common stock, $.001 par value,
  shares authorized 50,000,000;
  issued 2,403,013                         14,856                1,820
 Additional paid-in-capital             2,900,497            1,787,784
 Accumulated deficit                   (2,640,513)          (2,282,164)
                                          274,840           (  492,560)

             IMAGICA ENTERTAINMENT, INC. and SUBSIDARY
                               BALANCE SHEETS  - Continued
Liabilities and Stockholders' Equity - continued


Less: Treasury stock,at cost,
       97,500 shares                       91,240                91,240
      Notes receivable arising from
       the exercise of stock options      250,000               250,000
    Total stockholders' equity           ( 66,400)             (833,800)


                                       $2,924,782            $2,006,239

See accompanying  notes to financial statements.

                    IMAGICA ENTERTAINEMNT, INC. and SUBSIDARY
                           STATEMENTS OF OPERATIONS
                                       Three months ended August 31
                                           1996                1995
                                      (Unaudited)         (Unaudited)
SALES                                $963,836            $1,377,260
COST OF SALES                         693,401             1,009,089
    GROSS PROFIT                      270,435               368,171
OPERATING EXPENSES                    608,974               417,250
    INCOME (LOSS) FROM OPERATIONS    (338,539)             ( 49,079)
OTHER INCOME (EXPENSES):
    INTEREST                         ( 19,810)             ( 34,413)
NET INCOME (loss)                    (358,349)             ( 83,492)
Earnings (loss) per share               ($.15)                ($.01)
Weighted Average Common Shares
    Outstanding                     2,403,013             8,441,944

See accompanying notes to financial statements.

                    IMAGICA ENTERTAINMENT INC. and SUBSIDARY
                          STATEMENTS OF CASH FLOWS
                                            Three months ended August 31,
                                                  1996           1995
                                              (Unaudited)    (Unaudited)
Cash flows from operating activities:
 Net income  (loss)                            $(358,348)      $ (83,491)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amorization                   61,585          74,772
   Cash provoded by (used for):
   Accounts receivable                            13,312         (14,431)
   Stockholders' Advances                       (    370)            ---
   Inventories                                     4,356         (40,534)
   Prepaid expenses                             (938,125)        (27,359)
   Checks issued against future deposits        ( 23,035)        ( 1,194)
   Accounts payable - trade                       77,858          54,867
   Intra company payable                          15,304             ---
   Accrued liabilities                           119,777          76,282
Net Cash Provided by operating activities:    (1,028,759)         38,912
Cash Flows from investing activities:
  Decrease in other assets                           224          19,380
Net Cash provided by (used for)
  investing activities:                              224          19,380
Cash Flow from financing activities:
  Decrease in note payable                           ---             ---
  Net decrease in stockholder note payable        41,100          15,705
  Principal payments of long-term debt and
   capital lease obligations                     (79,864)        (67,968)
  Proceeds from issuance of stock                    475             ---
  Additional paid-in-capital                   1,125,275             ---
Net Cash used for financing activities:        1,086,986         (52,263)
Net Increase (decrease) in cash and
  cash equivalents:                               58,451           6,028
Cash and Cash Equivalents,
  beginning of period:                               ---           8,464
Cash and Cash Equivalents, end of period:         58,451          (37,771)

See accompaning notes to financial statements.

                      IMAGICA ENTERTAINMENT, INC. and SUBSIDARY

                           NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended May 31, 1996. The accompanying financial statements have not been examined by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, to fairly report the Company's financial position and results of operations. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.


NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION


During the three months ended August 31, 1996, the Company issued 475,000 shares of common stock as payment for current and future independent consulting services amounting to $1,125,750. This amount will be amortized through June 1997.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


Sales for the three months ended August 31, 1996 were $1,377,260 reflecting a decline of $413,424 or 30% from the comparable period in fiscal 1996. The Company believes this was primarily the result of working capital constraints brought on by the April 1996 settlement of case number 94-4342-CA-E in the Circuit Court of Marion County, Florida. Cash that would have been used to purchase materials, labor and finance a higher sales volume, went to satisfy the law suit and pay legal fees. The subsequent revenue stream was reduced. With the Company having a very limited ability to secure outside capital, financing of sales have been restricted.


Gross profit for the three months ended August 31, 1996 decreased by 26.5% to $270,435 from $368,171 for the comparable period in fiscal 1996. Despite the 30% reduction in the sales volume, improved cost control resulted in the gross profit improving to 28.1% from 26.7% during the comparable period in fiscal 1996.


Selling, general and administrative expenses (reflected as operating expenses in the accompanying statements of operations) took a dramatic jump to $608,974 for the three months ended August 31, 1996 from the $417,250 for the same period in 1995. The accrual for an executive pay increase, consulting fees, and the amortization of consulting fees for the 7/10/96 S-8, accounted for $280,692 of the $608,974 first quarter operating expenses. Declining sales and increased operating expenses as a percentage of sales, operating expenses increased to 63.2% for the first quarter of fiscal 1997 as compared to 30.3% for the same period in fiscal 1996.


Interest expense decreased 42.4% to $19,810 during the three months ended August 31, 1996 as compared to the same period in fiscal 1996. This was attributable to a decrease in interest paid on the SunTrust note.


The net loss increased to ($358,349) for the three months ended August 31, 1996 as compared to a net loss of ($82,492). When the $280,692, accrued for consulting fees and an executive pay increase, is factored out , the net loss for the quarter ended August 31, 1996 is only ($77,657).


Liquidity and Capital Resources


The Company has experienced significant cash flow difficulties in recent years. As of August 31, 1996, the Company has certain obligations which are currently due or due within one year including debenture notes payable of $105,000, various notes payable to stockholders amounting to $398,301, current maturities of long-term debt of $310,247, and the current portion of obligations under capital leases of $148,616. The Company currently does not have sufficient funds to repay such obligations. The Company has engaged Gulf Atlantic Capital Corporation to develop an operating plan that will maximize profitability and cash flow, contact vendors and secured creditors, negotiate a repayment plan, and provide plan monitoring and future assistance in acquiring working capital.


During June 1996 the Company entered into three agreements with various consultants to arrange the acquisition of funds from investors. The Company anticipates that the funds generated from raising additional capital coupled with the implementation of the Gulf Atlantic plan will be sufficient to enable the Company to: (1) pay current maturities on debts; (2) acquire new printing equipment; and (3) provide working capital for current operations and future growth. There can be no assurance however, that any additional funds can be obtained, nor that net income generated, if any, will be sufficient to enable the Company to meet its obligations or continue operations as a going concern.

The Company intends to acquire various equipment in the near future, most notably a printing machine having a cost of approximately $460,000. Of this amount $206,632 has been paid to date and is included in the "deposit on equipment" in the accompanying balance sheet. The Company anticipates that the remaining funding will come from financing as described above. The Company believes the machine will enable it to produce banners at a much faster pace and at a much lower cost.


In 1992 the company purchased land for future development with cash ($150,000, of which $125,000 was borrowed from the bank) and 12,500 shares of common stock. In connection with this transaction, the Seller had the option to require the Company to repurchase the common stock for $10.46 per share. The seller elected to require the Company to repurchase the stock for $10.64 per share. A current liability of $133,250 was recognized as of May 31, 1994. The Seller filed a complaint for breach of contract in October 1994. During 1996, settlement was reached between the Company and the Seller. The Company was released of the $133,250 liability, and the Seller was required to repay the remaining balance owed the bank of $100,000 in exchange for the return of the land and 12,500 shares of common stock.

PART II: Other Information


Item 6.  Exhibits and Reports on Form 8-K

None.

(a)  Exhibits

Exhibit     Description                                             Page

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

          (27)  Financial Data Schedule

          (28)  Information from reports furnished to state
                insurance regulatory authorities                        None

          (99)  Additional Exhibits                                     None

(b)     Form 8-K

     There were no reports on Form 8-K filed during the last quarter in the period covered by this report.


SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              IMAGICA ENTERTAINMENT, INC and SUBSIDARY
                              (Registrant)


Date: October 31, 1996        By:     _____________________________
                                   Robert S. Wormser, President
                                   (President, Chief Executive
                                   Officer and Chief Financial
                                   Officer)