Form 10QSB
period 1996-11-30
IMAGICA ENTERTAINMENT INC
filed 1997-01-15
CIK 815295

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended NOVEMBER 30, 1996

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT
         OF 1934

           FOR THE TRANSITION PERIOD FROM __________TO ______________

                         Commission File No. 33-37968-A


                    IMAGICA ENTERTAINMENT, INC. AND SUBSIDARY
             (Exact name of Registrant as specified in its charter)


             FLORIDA                                     59-2762999
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                   Number)


                    1518 SW 12TH AVENUE, OCALA, FLORIDA 34474
                    (Address of principal executive offices)

                                 (352) 867-7860
                            Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Number of common shares outstanding as of November 30, 1996 (including the 100,000 shares of redeemable common stock) - 3,165,593.

Transitional Small Business Disclosure Format:
     Yes  (   )    No  ( X )

                                      INDEX


PART I -          FINANCIAL INFORMATION                       PAGE NUMBER
                                                              -----------

Item 1.           Financial Statements (Unaudited):


                  Balance Sheets                                     3


                  Statements of Operations                           5

                  Statements of Cash Flows                           6


                  Notes to Financial Statements                      7





Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                      8







                  SIGNATURE                                         10

                                                                IMAGICA ENTERTAINMENT, INC.
                                                                BALANCE SHEET



                                                                NOVEMBER 30,         MAY 31,
  ASSETS                                                            1996              1996
  ------                                                         (Unaudited)        (Audited)
                                                                ------------      ------------
  CASH AND EQUIVALENTS                                             76,108              --
  ADVANCES TO STOCKHOLDER                                          14,680            13,938
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE                             325,250           528,048
  FOR POSSIBLE LOSSES OF $24,778 & $30,611

  INVENTORIES                                                     143,971           258,625
  PREPAID EXPENSES                                              1,984,721            68,823
----------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                            2,544,730           869,434
----------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                                       694,485           871,480

OTHER ASSETS
  LOAN ACQUISITION                                                  4,640             5,886
  EQUIP NOT PLACED IN SERVICE YET                                  37,500            37,500
  DEPOSITS                                                        215,370           206,632
  OTHER                                                             6,121            15,307
----------------------------------------------------------------------------------------------
                                                                  263,631           265,325
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                   $3,502,847        $2,006,239
----------------------------------------------------------------------------------------------

                                                              IMAGICA ENTERTAINMENT, INC.
                                                              BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  NOTES PAYABLE                                                   444,777           105,000
  ACCOUNTS PAYABLE - TRADE                                        341,617           652,204
  NOTES PAYABLE TO STOCKHOLDERS                                   291,407           302,225
  REDEEMABLE COMMON STOCK
  ACCRUED LIABILITIES                                             490,297           520,005
  CURRENT MATURITIES OF LONG-TERM DEBT                            325,048           354,317
  CURRENT PORTION OF OBLIGATIONS UNDER                             24,644           232,329
  CAPITAL LEASES
----------------------------------------------------------------------------------------------
            TOTAL CURRENT LIABILITIES                           1,917,791         2,166,080
----------------------------------------------------------------------------------------------

LONG-TERM DEBT, LESS CURRENT                                      898,357           420,294
MATURITIES
OBLIGATIONS UNDER CAPITAL LEASES,                                 153,665
LESS CURRENT MATURIES
----------------------------------------------------------------------------------------------
            TOTAL LIABILITIES                                   2,816,147         2,740,039
----------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK                                           100,000           100,000

STOCKHOLDERS' EQUITY
  COMMON STOCK, $.001 par value                                     2,915             1,820
  Shares authorized 50,000,000  Issued 3,165,593
  ADDITIONAL PAID-IN-CAPITAL                                    4,655,805         1,787,784
  ACCUMULATED DEFICIT                                          (3,725,741)       (2,282,164)
Less: Treasury stock, at cost,
            97,500 shares                                          96,280            91,240
            NOTES RECEIVABLE ARISING FROM
            THE EXERCISE OF STOCK OPTIONS
                                                                  250,000           250,000
----------------------------------------------------------------------------------------------
            TOTAL STOCKHOLDERS' EQUITY                            686,699          (733,800)
----------------------------------------------------------------------------------------------
                                                               $3,502,847        $2,006,239
----------------------------------------------------------------------------------------------

See accompanying notes to financial statements

                           IMAGICA ENTERTAINMENT, INC.
                             STATEMENTS OF OPERATION
                                QUARTERLY 10-QSB
                      Three Months Ended November 30, 1996
-----------------------------------------------------------------------------------------------------------

                                             Three months ended                     Six months ended
                                                 November 30,                          November 30,
                                           1996               1995               1996              1995
                                        ----------         ----------         ----------        -----------
                                                 (unaudited)                          (unaudited)
SALES                                      869,099          1,398,488          1,832,935          2,775,748
COST OF SALES                              721,105          1,125,190          1,414,506          2,134,279
-----------------------------------------------------------------------------------------------------------
   GROSS PROFIT                            147,995            272,664            418,430            641,469

OPERATING EXPENSES                       1,330,761            359,571          1,939,735            776,821
-----------------------------------------------------------------------------------------------------------
   INCOME (LOSS) FROM OPERATIONS        (1,182,767)           (86,274)        (1,521,306)          (135,353)

Other Income (expenses):                   (46,046)           (45,835)           (65,856)           (80,248)
   Interest
-----------------------------------------------------------------------------------------------------------
Net Income (loss)                       (1,228,813)          (132,109)        (1,587,162)          (215,601)
===========================================================================================================


Earnings (loss) per share                    (0.39)             (0.13)             (0.50)             (0.20)


Weighted Average Common                  3,165,593          1,055,243          3,165,593          1,055,243
   Shares Outstanding


See accompanying notes to financial statements

                           IMAGICA ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
                                QUARTERLY 10-QSB
                      Three Months Ended November 30, 1996
---------------------------------------------------------------------------------------------------------------------------------
                                                                  Three months ended                       Six months ended
                                                                     November 30,                             November 30,
                                                              1996                1995                1996                1995
                                                           ----------          ----------          ----------          ----------
Cash flows from operating activities:
  Net Income (loss)                                        (1,085,228)           (152,110)         (1,443,576)           (212,601)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
     Depreciation and Amorizartion                             61,083              75,303             122,668             149,451
     Cash provided by (used for):
     Accounts Receivable                                      189,487             104,682             202,799              90,251
     Stock Holders' Advances                                     (372)                  0                (742)                  0
     Inventories                                              110,298              64,771             114,654              28,717
     Prepaid Expenses                                        (976,700)            (22,057)         (1,915,898)            (53,896)
     Checks issued against future                                   0                   0                   0                   0
            deposits
     Accounts Payable - Trade                                (380,716)             13,925            (302,858)             68,791
     Notes Payable                                            189,554              24,043             189,554              45,058
     Accrued Liabilites                                       (61,609)            (74,337)             58,168             (21,055)
                                                           ----------          ----------          ----------          ----------
Net Cash Provided by operating                             (1,954,203)             34,220          (2,975,231)             94,716
   activities

Cash flows from investing activities:
 Purchase of property and equipment
 Decrease in other assets                                      55,797              12,855              56,021              32,857
                                                           ----------          ----------          ----------          ----------
Net Cash provided by (used for)                                55,797              12,855              56,021              32,857
  investing activities

Cash Flow From Financing Activities:
  Decrease in note payable
  Proceeds fr issuance of conv Note Pay                       281,867                   0             281,867                   0
  Proceeds fr issuance of stock                                   620                   0               1,095                   0
  Additional paid in Capital                                1,742,747                   0           2,868,022                   0
  Net decrease in stockholder note pay                              0                   0              41,100                   0
  Principal payments of long-term debt                       (109,171)            (82,337)           (196,766)           (156,809)
    and capital lease obligations
                                                           ----------          ----------          ----------          ----------
Net Cash Used for Financing Activities                      1,916,063             (82,337)          2,995,318            (156,809)

Net Increase (decrease) in cash                                17,657             (35,262)             76,108             (29,236)
  and cash equivalents
Cash and Cash equivalents,                                     58,451              14,492                   0               8,464
  beginning of period
Cash and cash equivalents,                                     76,108             (20,769)             76,108             (20,769)
  end of period

See accompanying notes to financial statements

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



NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION


During the three months ended November 30, 1996, the Company issued 620,415 shares of common stock as payment for current and future independent consulting services amounting to $1,743,337. This amount will be amortized through August 1997.



NOTE 3 - SUPPLEMENTAL REGULATION S SECURITY SUBSCRIPTION AGREEMENT


A convertible debenture agreement was made with Mr. Jorge Castro Olmos of Jan Jose, Costa Rica on November 19, 1996. The original debenture amount was $200,000 with a $.50 bid basis for Regulation S stock issuance. The price per share will be $.50 X 60% = $.30 per share stock price which will result in the issuance of 666,666 shares if fully executed.

                   IMAGICA ENTERTAINMENT, INC. AND SUBSIDIARY


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS


Results of Operations

Sales for the three months ended November 30, 1996 were $869,099 reflecting a decline of $529,389 or 38% from the comparable period in fiscal 1996. The Company believes this was primarily the result of working capital constraints brought on by the April 1996 settlement of case number 94-4342-CA-E in the Circuit Court of Marion County, Florida. Cash that would have been used to purchase materials, labor and finance a higher sales volume, went to satisfy the law suit and pay legal fees. The subsequent revenue stream was reduced. With the Company having a very limited ability to secure outside capital, financing of sales have been restricted.

Gross profit for the three months ended November 30, 1996 decreased by 45.7% to $147,995 from $272,664 for the comparable period in fiscal 1996. Despite the 38% reduction in the sales volume, the gross profit only declined to 17% from 19.5% during the comparable period in fiscal 1996.

Selling, general and administrative expenses (reflected as operating expenses in the accompanying statements of operations) took a dramatic jump to $1,330,761 for the three months ended November 30, 1996 from the $359,571 for the same period in 1995. The accrual for an executive pay increase, consulting fees, and the amortization of consulting fees for the 7/10/96 and 9/06/96 S-8s, accounted for $950,000 of the $1,330,761 first quarter operating expenses. Declining sales and increased operating expenses as a percentage of sales, operating expenses increased to 153% for the first quarter of fiscal 1997 as compared to 25.7% for the same period in fiscal 1996.

The net loss increased to ($1,228,813) for the three months ended November 30, 1996 as compared to a net loss of ($132,109). When the $950,000, accrued for consulting fees and an executive pay increase , is factored out, the net loss for the quarter ended November 30, 1996 is only ($278,813).

Liquidity and Capital Resources

The Company has experienced significant cash flow difficulties in recent years. As of November 30, 1996, the Company has certain obligations which are currently due or due within one year including debenture notes payable of $105,000, various notes payable to stockholders amounting to $291,407, current maturities of long-term debt of $325,048, and the current portion of obligations under capital leases of $24,644. The Company currently does not have sufficient funds to repay such obligations. The Company has engaged Gulf Atlantic Capital Corporation to develop an operating plan that will maximize profitability and cash flow, contact vendors and secured creditors, negotiate a repayment plan, and provide plan monitoring and future assistance in acquiring working capital.

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

                   IMAGICA ENTERTAINMENT, INC. AND SUBS DIARY

                                   FORM 10-Q
                   (For the Quarter Ended November 30, 1996)

ITEM 6:  Exhibits and Reports

       (a)     Exhibits

                 99.1   Form S-8 Registration No. 333-11379

                 99.2 Convertible Debenture Agreement with Mr. Jorge Castro Olmos of Jan Jose, Costa Rica.

                 27     Financial Data Schedule (for SEC Use Only)

       (b)     Form 8-K

               No reports on Form 8-K were filed by the Registrant during the quarter ended November 30, 1996.

                                    SIGNATURE



                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              IMAGICA ENTERTAINMENT, INC AND SUBSIDARY
                              (Registrant)



Date: January 14, 1997        By:/s/ Robert S. Wormser
                                 --------------------------------
                                    Robert S. Wormser, President
                                    (President, Chief Executive
                                    Officer and Chief Financial
                                    Officer)

                   IMAGICA ENTERTAINMENT, INC. AND SUBS DIARY

                                   FORM 10-Q
                   (For the Quarter Ended November 30, 1996)

                                 EXHIBIT INDEX


Exhibit
Number                           Description of Exhibits
------                           -----------------------

 99.1               Form S-8 Registration No. 333-11379

 99.2               Convertible Debenture Agreement with Mr. Jorge Castro Olomos

 27                 Financial Data Schedule (for SEC Use Only)