Form 10KSB/A
period 1996-05-31
IMAGICA ENTERTAINMENT INC
filed 1997-04-07
CIK 815295

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                               Amendment No. 1

                                     to

                                 FORM 10-KSB

                   Annual Report Under Section 13 or 15(d)
                   of The Securities Exchange Act of 1934
                (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)



For Fiscal Period Ended:                             Commission file number:
      May 31, 1996                                           33-37968-A

                          IMAGICA ENTERTAINMENT, INC.
                       (f/k/a Ranger International, Inc.)
             (Exact name of registrant as specified in its charter)


             FLORIDA                                          59-2762999
  (State or other jurisdiction                               IRS Employer
of incorporation or organization)                          Identification No.


                 1518 S. W. 12th Avenue, Ocala. Florida, 34472
              (Address of principal executive offices) (Zip Code)

              Registrant's telephone number, including area code:
                                  352-867-7860

          Securities registered pursuant to Section 12(b) Or the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock: $.001 Par Value
                                (Title of Class)

                   Redeemable Common Stock Purchase Warrants
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    No
                                               --    --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )
                                              --

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

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE
Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

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

              (11)  Statement re: computation of per share earnings                      None

              (18)  Letter on change in accounting principles                            None

              (21)  Subsidiaries of the Registrant                                       None

              (22)  Published report re: matters submitted to vote of security holders   None

              (24)  Power of Attorney                                                    None

              (27)  Financial Data Schedule                                 (for SEC use only)

              (28)  Information from reports furnished to state
                    insurance regulatory authorities                                     None

        (99)  Additional Exhibits                                                  None

(b)     Form 8-K

     There were no reports on Form 8-K filed during the last four periods covered by this report

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) IMAGICA ENTERTAINMENT, INC. (f/k/a Ranger International, Inc.)


/s/ Robert S. Wormser
---------------------
ROBERT S. WORMSER
President, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer


Date: April 7, 1997


/s/ William J. White
---------------------
WILLIAM J. WHITE
Director