Form 10QSB
period 1997-08-31
IMAGICA ENTERTAINMENT INC
filed 1998-05-11
CIK 815295

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


[    ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
          ACT OF 1934

          For the quarterly period ended AUGUST 31, 1997

                                       OR

[    ]    TRANSITION  REPORT  UNDER  SECTION 13 OR 15 (D) OF THE EXCHANGE ACT OF
          1934

          FOR THE PERIOD FROM June 1, 1997 thru August 31, 1997

                         Commission File No. 33-37968-A

                           IMAGICA ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter)

            Florida                                               59-2762999
(State or other jurisdiction or                                (I.R.S. Employer
 incorporation or organization)                                 Identification
                                                                    Number)

                   1518 SW 12th Avenue, Ocala, Florida 34474
                    (Address of principal executive offices)

                                 (352) 867-7861
                           Issuer's telephone number

Check wether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  (    )          No  (  X  )

Number of common shares outstanding as August 31, 1997 (including the 100,000 shares of redeemable common stock) - 6,033,513

Transitional Small Business Disclosure Format:

                          Yes  (    )          No  (  X  )

                                      INDEX


     PART I - FINANCIAL INFORMATION                           Page Number
                                                              -----------
     Item 1. Financial Statements (Unaudited):


             Balance  Sheets                                       3

             Statement  of  Operations                             5

             Statement  of  Cash  Flows                            6

             Notes  to  Financial  Statements                      7

     Item 2. Managements  Discussion and Analysis                  8
             of Financial  Condition and
             Results of Operations


             SIGNATURE                                             9

                                     IMAGICA
                               ENTERTAINMENT, INC.

                                 BALANCE SHEETS



                                                  August 31,         May 31,
ASSETS                                              1997              1997
------                                           (Unaudited)       (Unaudited)
                                                 -----------       -----------
CURRENT ASSETS:

Cash and equivalents                           $    68,212.30    $    55,849.79
Accounts receivable, less allowance for
      possible losses of $    and $13,189          340,679.28        317,081.91
Inventories (less obsolete of $39,000)             178,133.86        188,210.24
Prepaid expenses                                    63,351.29      1,264,665.82
                                               --------------------------------

      Total Current Assets                         650,376.73      1,825,807.76
                                               --------------------------------



Property and equipment, net                        305,741.93        328,658.55



Other Assets:
      Land held for future development                   --
      Equipment not yet placed in service           37,500.00         37,500.00
      Deposits on equipment                        206,632.00        206,632.00
      Other                                         11,277.90          6,277.90
                                               --------------------------------
        Total Other Assets                         255,409.90        250,409.90




TOTAL ASSETS                                   $ 1,211,528.56    $ 2,404,876.21
                                               --------------------------------





                           IMAGICA ENTERTAINMENT, INC.

                                     BALANCE
                                     SHEETS

                                                    August 31,          May 31,
                                                       1997               1997
                                                   (Unaudited)        (Unaudited)
                                                   -----------        -----------
LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Checks issued against future deposits        $      --         $      --
     Notes Payable                                    596,792.27        324,196.22
     Accounts Payable - Trade                         375,251.16        365,465.96
     Redeemable Common Stock                             --                --
     Accrued Liabilities                              376,685.46        295,968.54
     Current Portion of Stockholder Note Payable         --                --
     Current Maturities of Long-Term Debt             266,420.33        293,820.33
     Current Portion of Obligations Under
         Capital Leases                                23,003.83         24,859.25


                                                  --------------------------------
             Total Current Liabilities              1,638,153.05      1,304,310.30

Stockholder Note Payable, less current portion        304,654.96        304,654.96
Long-Term Debt, Less Current Maturities                31,648.84         31,648.84
Obligations Under Capital Leases, Less
    Current Maturities                                 13,485.29         14,910.91

                                                  --------------------------------

             Total Liabilities                      1,987,942.14      1,655,525.01

Redeemable Common Stock                               100,000.00        100,000.00

Stockholder's Equity
      Common Stock, $.001 Par Value,                    3,021.67          7,021.67
          shares authorized 50,000,000;
          issued 8,441,944
      Additional Paid-in-Capital                    4,581,230.51      4,504,730.51
      Accumulated Deficit                          (5,364,386.00)    (3,766,121.20)
                                                  --------------------------------
                                                     (780,133.82)       745,630.98

Less: Treasury Stock, at cost, 680,000 shares         (96,279.77)       (96,279.77)
      Notes Receivable arising from the
          Exercise of Stock Options
           Total Stockholders' Equity                (876,413.59)       649,351.21
                                                  --------------------------------


TOTAL LIABILITIES
        and STOCKHOLDERS' EQUITY                  $ 1,211,528.55    $ 2,404,876.22






                           IMAGICA ENTERTAINMENT, INC.


                             STATEMENT OF OPERATIONS


                                                  Three Months ended August 31,
                                                  -----------------------------

                                                     1997               1996
                                                     ----               ----
                                                 (Unaudited)        (Unaudited)


SALES                                            $   736,851        $   889,594

COST OF SALES                                    $   479,934            640,284

       GROSS PROFIT                              $   256,917            249,310


OPERATING EXPENSES                               $   249,509            242,159

   INCOME (LOSS) FROM OPERATIONS                 $     7,408              7,151


OTHER INCOME (EXPENSES):

   INTEREST                                      $      (617)           (20,618)


NET INCOME (LOSS)                                $     6,791            (13,467)


Earnings (loss) per Share                        $      0.01              (0.01)



Weighted average common shares
    outstanding                                    6,033,513          2,403,013

                           IMAGICA ENTERTAINMENT, INC.

                             STATEMENTS OF CASH FLOW


                                                   Three Months ended August 31,
                                                   -----------------------------

                                                       1997            1996
                                                       ----            ----
                                                    (Unaudited)    (Unaudited)

Cash Flows from operating activities:
   Net  Income (loss)                                 $  6,792       (13,467)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
       Depreciations and Amortization                 $ 22,917        34,021
   Cash provided by (used for):
       Accounts Receivable                            $(23,597)      (17,641)
       Inventories                                    $ 10,076         5,790
       Prepaid Expenses                               $(60,878)       (1,073)
       Checks issued against future deposits          $   --         (24,964)
       Accounts Payable - Trade                       $  9,785        76,574
       Customer Deposits                              $ 47,990          --
       Accrued Liabilities                            $ 32,727        24,170

Net Cash Provided by Operating Activities             $ 45,812        83,410

Cash Flows from investing activities:
   Purchase of Property and Equipment                 $   --            --
   Decrease in other Assets                           $ (5,000)          138
Net Cash Provided by (used for)
       investing activities:                          $ (5,000)          138

Cash Flows from financing activities:
   Decrease in Note Payable                           $   --            --
   Proceeds from issuance of Convertible              $   --            --
       Note Payable
   Net Decrease in Stockholder Note Payable           $   --          41,100
   Principal Payments of Long-Term Debt and           $ 27,400       (66,198)
       Capital Lease Obligations
   Debt Issuance Costs                                $   --
Net Cash used for financing activities                $ 27,400       (25,098)

Net Increase (decrease) in cash and                   $ 68,212        58,450
       cash equivalents

Cash and Cash Equivalents, beginning                  $   --            --
       of Period

Cash and Cash Equivalents, end of Period              $ 68,212        58,450

                           IMAGICA ENTERTAINMENT, INC.


                          NOTES TO FINANCIAL STATEMENTS



NOTE  1 -  BASIS OF PRESENTATION


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended May 31, 1996 ( year ended May 31, 1997 Form 10-KSB no completed to date). The accompanying financial statements have not been examined by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, to fairly report the Company's financial position and results of operations. The results or operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.


The results for fiscal 1997 have been restated from previous 10-QSB reports to reflect the elimination of transactions subsequently determined to be improper and for the removal of Imagica, Inc. (a Subsidiary) from the results of Imagica Entertainment, Inc. This was done due to determination that the minutes authorizing the transaction only authorized the acquisition of stock not a pooling of interests.

                           IMAGICA ENTERTAINMENT, INC.


ITEM  2.              MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Sales for the three months ended August 31, 1997 were $736,851 reflecting a decline of $152,473 or 17% from the comparable period in fiscal 1997. the Company believes this was due to working capital constraints and a reduction in worker moral and efficiency due to the Companies having filed for protection under Chapter 11 of the Federal Bankruptcy Code.

Gross profit for the three months ended August 31, 1997 increased by 3% to $256,917 from $249,310 for the comparable period in fiscal 1997. This was due to the Company being able to close unprofitable production facilities and eliminate certain contractual obligations due to the Chapter Eleven filing.

Selling and general administrative  expenses (reflected as operating expenses in
the  accompanying  statements  of  operations).   These  expenses  were  largely
unchanged from the same period in fiscal 1997.

Interest Expense decreased from $20,618 in fiscal 1997 to $617 in the comparable quarter ended August 1997 due to the Chapter 11 filing.

Gross profit in the quarter ended August 1997 was $6,792 compared to a loss of (13,467) in the fiscal 1997 period. This was due to a reduction in the interest expense.


Liquidity and Capital Resources

The Company has experienced serious cash flow difficulties over several years. In April 1997 a group of dissident stockholders called a special meeting of the shareholders with the intent of taking control and thru management and capital input returning the Company to profitability. The existing management blocked that move by placing the Company in Chapter 11 bankruptcy. Petition was made by the dissident stockholders to the bankruptcy court to dismiss the dismiss the bankruptcy filing as unauthorized and turn over control to the dissident group which had received the majority vote at the special stockholders meeting. Instead the bankruptcy court remanded the matter to the Marion Count, State of Florida for determination. Until such time as this matter is resolved and until significant sources of outside capital have been obtained the future of survival of the Company is in extreme doubt.

                                    SIGNATURE
                                    ---------



     In accordance with the requirements of the Exchange Act, the registrant caused this to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             IMAGICA ENTERTAINMENT, INC.
                                             (registrant)





Date:     March 25, 1998                     By: /s/  Braxton P. Jones
                                                --------------------------------
                                                Braxton  P.  Jones, President

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                             SECURITIES AND EXCHANGE
                                   COMMISSION


                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                   EXHIBITS TO

                                  10-QSB REPORT

                                       FOR

                                  QUARTER ENDED

                                 AUGUST 31, 1997

                      ------------------------------------

                           IMAGICA ENTERTAINMENT, INC.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------