Form 10QSB
period 1997-11-30
IMAGICA ENTERTAINMENT INC
filed 1998-05-11
CIK 815295

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


[    ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
          ACT OF 1934


          For the quarterly period ended NOVEMBER 30, 1997

                                       OR

[    ]    TRANSITION  REPORT  UNDER  SECTION 13 OR 15 (D) OF THE EXCHANGE ACT OF
          1934

          FOR THE PERIOD FROM July 1, 1997 thru November 30, 1997

                         Commission File No. 33-37968-A

                           IMAGICA ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter )

            Florida                                         59-2762999
(State or other jurisdiction or                  (I.R.S. Employer Identification
 incorporation or organization)                            Number)

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

                          Yes  (    )          No  (  X  )

Number of common shares outstanding as November 30, 1997 (including the 100,000 shares of redeemable common stock) - 589,683

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


        SIGNATURE                                              9

                           IMAGICA ENTERTAINMENT, INC.

                                 BALANCE SHEETS




                                              November 30,           May 31,
ASSETS                                           1997                 1997
------                                        (Unaudited)          (Unaudited)
                                              -----------          -----------
CURRENT ASSETS:

Cash and equivalents                        $    31,098.63      $      55,849.79
Accounts receivable, less allowance for
      possible losses of $13,189 and
      $13,189                                   320,414.24            317,081.91
Inventories (less obsolete of $39,000)          187,698.26            188,210.24
Prepaid expenses                                 45,793.13          1,264,665.82
                                            --------------      ----------------


      Total Current Assets                      585,004.26          1,825,807.76
                                            --------------      ----------------



Property and equipment, net                     262,593.38            328,658.55



Other Assets:
      Land held for future development                --                    --
      Equipment not yet placed in service             --               37,500.00
      Deposits on equipment                           --              206,632.00
      Other                                      11,777.90              6,277.90
                                            --------------      ----------------
        Total Other Assets                       11,777.90            250,409.90



TOTAL ASSETS                                $   859,375.54      $   2,404,876.21
                                            --------------      ----------------




                                IMAGICA ENTERTAINMENT, INC.

                                      BALANCE SHEETS

                                                         November 30,            May 31,
                                                            1997                  1997
                                                         (Unaudited)           (Unaudited)
                                                         -----------           -----------

LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes Payable                                        249,140.29            324,196.22
      Accounts Payable - Trade                             380,804.35            365,465.96
      Accrued Liabilities                                  184,338.24            295,968.54
      Current Portion of Stockholder Note Payable                                     --
      Current Maturities of Long-Term Debt                 229,652.81            293,820.33
      Current Portion of Obligations Under Capital          22,765.24             24,859.25
          Leases

                                                      -------------------------------------
             Total Current Liabilities                   1,066,700.93          1,304,310.30


Stockholder Note Payable, less current portion                                   304,654.96
Long-Term Debt, Less Current Maturities                     29,969.76             31,648.84
Obligations Under Capital Leases, Less                      11,681.18             14,910.91
         Current Maturities
                                                      -------------------------------------

             Total Liabilities                           1,108,351.87          1,655,525.01

Redeemable Common Stock                                    100,000.00            100,000.00

Stockholder's Equity
      Common Stock, $.001 Par Value,                         3,021.67              7,021.67
          shares authorized 50,000,000;
           issued 8,441,944
      Additional Paid-in-Capital                         4,581,230.51          4,504,730.51
      Accumulated Deficit                               (4,836,948.64)        (3,766,121.20)
                                                     --------------------------------------
                                                          (252,696.46)           745,630.98

Less: Treasury Stock, at cost, 680,000 shares              (96,279.77)           (96,279.77)
          Notes Receivable arising from the
             Exercise of Stock Options
           Total Stockholders' Equity                     (348,976.23)           649,351.21
                                                     ----------------      ----------------


TOTAL LIABILITIES
           and STOCKHOLDERS' EQUITY                  $     859,375.64      $   2,404,876.22





                                           IMAGICA ENTERTAINMENT, INC.


                                             STATEMENT OF OPERATIONS



                                             Three Months ended November 30,       Nine Months ended November 30,
                                             -------------------------------       ------------------------------

                                                 1997               1996               1997               1996
                                                 ----               ----               ----               ----
                                             (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)


SALES                                        $   624,946        $   869,099        $ 1,361,797        $ 1,832,935

COST OF SALES                                $   405,589        $   721,105        $   885,523        $ 1,414,506


       GROSS PROFIT                          $   219,357        $   147,994        $   476,274        $   418,429



OPERATING EXPENSES                           $   249,477        $ 1,330,761        $   498,986        $ 1,939,735


   INCOME (LOSS) FROM OPERATIONS             $   (30,120)       $(1,182,767)       $   (22,712)       $(1,521,306)


OTHER INCOME (EXPENSES):

   INTEREST                                  $    (7,763)       $   (46,046)       $    (8,380)       $   (65,856)



NET INCOME (LOSS)
                                             $   (37,883)       $(1,228,813)       $   (31,092)       $(1,587,162)





Earnings (loss) per Share                    $     (0.06)       $     (0.39)             (0.05)             (0.50)



Weighted average common shares outstanding       589,683          3,165,593            589,683          3,165,593







                                            IMAGICA ENTERTAINMENT, INC.

                                             STATEMENTS OF CASH FLOW


                                                      Three Months ended November 30,      Six Months ended November 30,
                                                      -------------------------------      -----------------------------

                                                          1997               1996              1997              1996
                                                          ----               ----              ----              ----
                                                       (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

Cash Flows from operating activities:
   Net  Income (loss)                                  $   (37,883)      $(1,085,228)          (31,092)      $(1,443,576)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciations and Amortization                  $    47,053       $    61,083            66,065       $   122,668
   Cash provided by (used for):
       Accounts Receivable                             $    20,265       $   189,487            (3,332)      $   202,799
       Inventories                                     $    (9,564)      $   110,298               512       $   114,654
       Prepaid Expenses                                $    17,558       $  (976,700)           17,558       $(1,915,898)
       Stockholders' Advance                           $      --         $      (372)             --         $      (742)
       Accounts Payable - Trade                        $       760       $  (380,716)          (15,338)      $  (302,858)
       Notes Payable                                   $  (304,655)      $   189,554          (181,695)      $   189,554
       Customer Deposits                               $      --         $      --                --         $      --
       Accrued Liabilities                             $   192,347       $   (61,609)          111,630       $    58,168

Net Cash Provided by Operating Activities              $   (74,120)      $(1,954,203)      $   (35,692)      $(2,975,231)

Cash Flows from investing activities:
   Purchase of Property and Equipment                  $      --         $      --         $      --         $      --
   Decrease in other Assets                                              $    55,797       $      --         $    56,021
Net Cash Provided by (used for)                        $      --         $    55,797       $    (5,000)      $    56,021
       investing activities:

Cash Flows from financing activities:
   Decrease in Note Payable                            $      --         $      --                           $      --
   Proceeds from issuance of Convertible N-Pyble       $      --         $   281,867                         $   281,867
   Proceeds from issuance of  Stock                    $      --         $       620                         $     1,095
   Additional Paid-in-Capital                          $      --         $ 1,742,747                         $ 2,868,022
   Net Decrease in Stockholder Note Payable            $      --         $      --                           $    41,100
   Principal Payments of Long-Term Debt and            $    37,006       $  (109,171)           71,790       $  (196,766)
       Capital Lease Obligations
   Debt Issuance Costs                                 $      --         $      --
Net Cash used for financing activities                 $    37,006       $ 1,916,063       $    71,790       $ 2,995,318

Net Increase (decrease) in cash and                    $   (37,114)      $    17,657       $    31,098       $    76,108
         cash equivalents

Cash and Cash Equivalents, beginning                   $    68,212       $    58,451                 0       $         0
         of Period

Cash and Cash Equivalents,                             $    31,098       $    76,108       $    31,098       $    76,108
         end of Period


                                                          6

                           IMAGICA ENTERTAINMENT, INC.


                          NOTES TO FINANCIAL STATEMENTS




NOTE  1 -  BASIS OF PRESENTATION


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended May 31, 1996 ( year ended May 31, 1997 Form 10-KSB not completed to date). The accompanying financial statements have not been examined by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, to fairly report the Company's financial position and results of operations. The results or operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.


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
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Sales for the six months ended November 1997 were $ 624,946 reflecting a decline of $ 244,153 or 29% from the comparable period in fiscal 1997. the Company believes this was due to working capital constraints and a reduction in worker moral and efficiency due to the Companies having filed for protection under Chapter 11 of the Federal Bankruptcy Code.

Gross profit for the six months ended November 30, 1997 increased by 14% to $476,274 from $418,429 for the comparable period in fiscal 1997. This was due to the Company being able to close unprofitable production facilities and eliminate certain contractual obligations due to the Chapter Eleven filing.

Selling and general administrative  expenses (reflected as operating expenses in
the  accompanying  statements  of  operations).   These  expenses  were  largely
unchanged from the same period in fiscal 1997 except for non-recurring items.

Interest Expense decreased from $65,856 in fiscal 1997 to $8,380 in the comparable quarter ended November 1997 due to the Chapter 11 filing.

Gross profit in the quarter ended November 1997 was a loss of ($37,883) compared to a loss of ($1,228,813) in the fiscal 1997 period. This was due to a reduction in the interest expense and non-recurring items in the prior period.


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

On September 18, 1997 in Marion County Circuit Court, State of Florida, Judge Swiggart ruled that the Stockholder Meeting held on September 3, 1997 electing Braxton P. Jones and Mark Tishman directors was valid. The Board having elected Braxton Jones as Chairman and President directed him to take physical control of the Company on September 19, 1997.

                                    SIGNATURE
                                    ---------




     In accordance with the requirements of the Exchange Act, the registrant caused this to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              IMAGICA ENTERTAINMENT, INC.
                                              (registrant)





Date:     May 1, 1998                         By: /s/  Braxton P. Jones
                                                 -------------------------------
                                                 Braxton P. Jones, President

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                  ---------------------------------------------


                                   EXHIBITS TO

                                  10-QSB REPORT

                                       FOR

                                  QUARTER ENDED

                                NOVEMBER 30, 1997

                  ---------------------------------------------


                           IMAGICA ENTERTAINMENT, INC.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------