Form 10QSB
period 1998-02-28
IMAGICA ENTERTAINMENT INC
filed 1998-05-11
CIK 815295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


    [  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
          ACT OF 1934


          For the quarterly period ended FEBRUARY 28, 1998


                                       OR

    [  ]  TRANSITION  REPORT  UNDER  SECTION 13 OR 15 (D) OF THE EXCHANGE ACT OF
          1934

          FOR THE PERIOD FROM December 1, 1997 thru February 28, 1998


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

                                ( 352 ) 867-7861
                            Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes ( X ) No ( )

Number of common shares outstanding as February 28, 1998 (including the 100,000 shares of redeemable common stock) - 889,708.

Transitional Small Business Disclosure Format:
      Yes ( X ) No ( )

                                      INDEX



     PART I - FINANCIAL INFORMATION                                  Page Number
                                                                     -----------

     Item 1.  Financial Statements  (Unaudited):


              Balance Sheets                                               3

              Statement of Operations                                      5

              Statement of Cash Flows                                      6

              Notes to Financial Statements                                7



              Managements Discussion and Analysis                          8
                of Financial Condition and Results
                of Operations



              SIGNATURE                                                    9

                           IMAGICA ENTERTAINMENT, INC.

                                 BALANCE SHEETS






                                                   February 28,       May 31,
ASSETS                                                 1998            1997
                                                   (Unaudited)     (Unaudited)
                                                   -----------     -----------

CURRENT ASSETS:

Cash and equivalents                             $     2,435.84 $      55,849.79
Accounts receivable, less allowance for              394,389.60
      possible losses of $9,926 and $13,189          317,081.91
Inventories (less obsolete of $39,000)               186,221.91       188,210.24
Prepaid expenses                                     102,253.19     1,264,665.82
                                                 -------------- ----------------


      Total Current Assets                           685,300.54     1,825,807.76
                                                 -------------- ----------------



Property and equipment, net                          224,718.89       328,658.55



Other Assets:
      Land held for future development                  --               --
      Equipment not yet placed in service               --             37,500.00
      Deposits on equipment                             --            206,632.00
      Other                                           14,777.90         6,277.90
                                                 -------------- ----------------
        Total Other Assets                            14,777.90       250,409.90




TOTAL ASSETS                                     $   924,797.33 $   2,404,876.21
                                                 -------------- ----------------



                                 IMAGICA ENTERTAINMENT, INC.

                                       BALANCE SHEETS

                                                           February 28,             May 31,
                                                              1998                   1997
                                                           (Unaudited)            (Unaudited)
                                                           -----------            -----------

LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes Payable                                         229,053.61             324,196.22
      Accounts Payable - Trade                              392,224.59             365,465.96
      Accrued Liabilities                                   305,975.97             295,968.54
      Current Portion of Stockholder Note Payable              --                     --
      Current Maturities of Long-Term Debt                  215,837.66             293,820.33
      Current Portion of Obligations Under Capital           48,776.75              24,859.25
          Leases
                                                      ----------------       ----------------
             Total Current Liabilities                    1,191,868.58           1,304,310.30

Stockholder Note Payable, less current portion                 --                  304,654.96
Long-Term Debt, Less Current Maturities                      28,591.08              31,648.84
Obligations Under Capital Leases, Less                       11,681.18              14,910.91
         Current Maturities
                                                      ----------------       ----------------
             Total Liabilities                            1,232,140.84           1,655,525.01

Redeemable Common Stock                                     100,000.00             100,000.00

Stockholder's Equity
      Common Stock, $.001 Par Value,                          3,021.67               7,021.67
          shares authorized 50,000,000;
           issued 8,441,944
      Additional Paid-in-Capital                          4,417,255.32           4,504,730.51
      Accumulated Deficit                                (3,399,199.89)         (3,766,121.20)
                                                      ----------------       ----------------
                                                          1,021,077.10             745,630.98

Less: Treasury Stock, at cost, 680,000 shares               (96,279.77)            (96,279.77)
      Notes Receivable arising from the
          Exercise of Stock Options
         Total Stockholders' Equity                         924,797.33             649,351.21
                                                      ----------------       ----------------


TOTAL LIABILITIES
      and STOCKHOLDERS' EQUITY                        $   2,256,938.17       $   2,404,876.22


                                             4


                                          IMAGICA ENTERTAINMENT, INC.


                                            STATEMENT OF OPERATIONS


                                              Three Months ended February 28,       Nine Months ended February 28,
                                              -------------------------------       ------------------------------

                                                 1998                1997              1998               1997
                                                 ----                ----              ----               ----
                                              (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)


SALES                                         $   627,990        $   674,975        $ 1,989,786        $ 2,509,409

COST OF SALES                                 $   430,832        $   569,452        $ 1,322,363        $ 1,988,073


       GROSS PROFIT                           $   197,158        $   105,523        $   667,423        $   521,336



OPERATING EXPENSES                            $   291,896        $ 1,111,518        $   785,874        $ 2,934,596


   INCOME (LOSS) FROM OPERATIONS              $   (94,738)       $(1,005,995)       $  (118,450)       $(2,413,260)


OTHER INCOME (EXPENSES):

   INTEREST                                   $     1,645        $  (107,588)       $    (6,735)       $  (333,430)



NET INCOME (LOSS)                             $   (93,093)       $(1,113,583)       $  (125,185)       $(2,746,690)





Earnings (loss) per Share                     $     (0.10)       $     (0.21)       $     (0.14)       $     (0.53)



Weighted average common shares outstanding        889,708          5,162,764            889,708          5,162,764








                                              IMAGICA ENTERTAINMENT, INC.

                                                STATEMENTS OF CASH FLOW


                                                      Three Months ended February 28,      Nine Months ended February 28,
                                                      -------------------------------      ------------------------------

                                                           1998              1997              1998              1997
                                                           ----              ----              ----              ----
                                                       (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

Cash Flows from operating activities:
   Net Income (loss)                                   $   (94,093)      $(1,113,583)      $  (125,185)      $(2,746,690)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciations and Amortization                  $    17,875       $   272,539       $    83,940       $   449,534
   Cash provided by (used for):
       Accounts Receivable                             $   (83,901)      $  (107,248)      $   (87,234)      $    95,800
       Inventories                                     $     1,476       $    28,933       $   (31,012)      $   126,737
       Prepaid Expenses                                $   (56,460)      $   660,058       $ 1,162,413       $ 1,557,364
       Stockholders' Advance                           $      --                           $      --
       Accounts Payable - Trade                        $   (11,420)      $  (298,556)      $   (26,759)      $   328,755
       Notes Payable                                   $   308,250       $    82,465       $(1,670,320)      $  (502,538)
       Customer Deposits                               $      --         $      --         $      --
       Accrued Liabilities                             $  (122,638)      $  (170,154)      $   (10,007)      $   (32,788)

Net Cash Provided by Operating Activities              $   (40,911)      $  (645,546)      $  (704,164)      $  (723,826)

Cash Flows from investing activities:
   Purchase of Property and Equipment
   Decrease in other Assets                            $     3,000       $   217,947       $   235,632       $   364,054
Net Cash Provided by (used for)                        $     3,000       $   217,947       $   235,632       $   364,054
       investing activities:

Cash Flows from financing activities:
   Decrease in Note Payable                            $    20,067       $   426,221       $    95,143       $    26,109
   Proceeds from issuance of Convertible N-Pyble       $      --                           $      --
   Proceeds from issuance of  Stock                    $      --                           $      --
   Additional Paid-in-Capital                          $      --                           $      --
   Net Decrease in Stockholder Note Payable            $      --         $    19,025       $   304,655       $   401,593
   Principal Payments of Long-Term Debt and            $   (10,818)      $        10       $    71,170       $    28,947
       Capital Lease Obligations
   Debt Issuance Costs
Net Cash used for financing activities                 $     9,249       $   445,256       $   470,968       $   456,649

Net Increase (decrease) in cash and                    $   (28,662)      $    17,657       $     2,436       $    96,877
         cash equivalents

Cash and Cash Equivalents, beginning                   $    31,098       $    58,451                 0       $   (20,769)
         of Period

Cash and Cash Equivalents,                             $     2,436       $    76,108       $     2,436       $    76,108
         end of Period





                           IMAGICA ENTERTAINMENT, INC.


                          NOTES TO FINANCIAL STATEMENTS




NOTE  1 -  BASIS OF PRESENTATION


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
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Sales for the three months ended February 1998 were $627,990 reflecting a decline of $46,985 or 7% from the comparable period in fiscal 1997. the Company believes this was due to working capital constraints and a reduction in worker moral and efficiency due to the Companies having filed for protection under Chapter 11 of the Federal Bankruptcy Code.

Gross profit for the three months ended February 28, 1998 increased by 87% to $197,158 from $105,523 for the comparable period in fiscal 1997. This was due to the Company being able to close unprofitable production facilities and eliminate certain contractual obligations due to the Chapter Eleven filing.

Selling and general administrative expenses (reflected as operating expenses in the accompanying statements of operations). These expenses were significantly changed from the same period in fiscal '1997 due to decreased consulting fees accrued.

Interest Expense decreased from $107,588 in fiscal 1997 to $(1645) in the comparable quarter ended February 1998 due to the Chapter 11 filing.

Gross profit (loss) in the quarter ended February 1998 was $(93,093) compared to a loss of (1,113,583) in the fiscal 1997 period. This was due to a reduction in accrued liabilities for consulting fees.


Liquidity and Capital Resources

The Company has experienced serious cash flow difficulties over several years. In April 1997 a group of dissident stockholders called a special meeting of the shareholders with the intent of taking control and thru management and capital input returning the Company to profitability. The existing management blocked that move by placing the Company in Chapter 11 bankruptcy. Petition was made by the dissident stockholders to the bankruptcy court to dismiss the dismiss the bankruptcy filing as unauthorized and turn over control to the dissident group which had received the majority vote at the special stockholders meeting. Instead the bankruptcy court remanded the matter to the Marion County, State of Florida for determination.

The Companies Board of Directors requested that the Bankruptcy Court allow the Company to dismiss it's Bankruptcy Council, Ronald Bergwerk, and retain now council, the firm of Smith-Busey. The Court granted this request on December 16, 1997. The Board directed it's new Council to petition the Court to have the Bankruptcy dismissed. The Court granted the Motion to dismiss and the Bankruptcy was dismissed on February 2, 1998.

The Companies Auditors ( BDO Seidman) will prepare the audited financial for the May 31, 1997 year end. It is anticipated that they will make significant adjustments to the Companies accounts. Those changes will affect the numbers reported in the Company's subsequent 10-QSB's in a material way. Therefore the accuracy of numbers reported here in should be questioned.

                                    SIGNATURE
                                    ---------





     In accordance with the requirements of the Exchange Act, the registrant caused this to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          IMAGICA ENTERTAINMENT, INC.
                                          (registrant)


                                          By: /s/  Braxton P. Jones
                                             -----------------------------------
                                             Braxton P. Jones, President
Date:

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                  ---------------------------------------------


                                   EXHIBITS TO

                                  10-QSB REPORT

                                       FOR

                                  QUARTER ENDED

                                FEBRUARY 28, 1998

                  ---------------------------------------------


                           IMAGICA ENTERTAINMENT, INC.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------