Form 10QSB
period 1998-08-31
IMAGICA ENTERTAINMENT INC
filed 1999-04-07
CIK 815295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                 August 31, 1998

                                       OR

    TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ___________TO___________
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____ No X

Number of common shares outstanding as of January 31, 1999 - 4,308,550.

                 Transitional Small Business Disclosure Format:
                                Yes _____  No  X

Part I

Item 1 Financial Statements

Financial statements for the first quarter of fiscal 1999 are included as pages F-1 through F-4.

Item 2 Management Discussion and Analysis

The first quarter of fiscal 1999 saw the Company moving forward with increased sales and profits. The Company booked $989,154.00 as non cash interest expense in the period. This was the difference between the price the Company's common shares were issued at and the market price at the date of the transaction. This was a non cash amount. Further discussion of this will be found in the Company's 10K for the period of fiscal 1998. The Company's actual operating profit for the period was $65,869.64. The Company ended the period with equity of $39,525.74.

The Company during the first quarter experienced considerable difficulty in producing the orders received on a timely basis. In order to not cause difficulties with customers the Company was forced to advise of production schedules as far out as 45 days. In most cases customers could not wait that long and placed their business with other screen printers. It became obvious to the Company's management and board that to meet it's sales and profit goals investment in a larger facility and the addition of considerable production equipment was mandatory. Management believes that based on the level of quotes and potential orders that were placed with other manufacturers that with additional space and equipment that the Company can achieve a sales level of six million dollars annually in only a few months after operations are fully functional in the new facility. Based on that premise the Company's management and board began the process of locating a suitable facility and determining what equipment was necessary to meet it's goals.

The Company's board is determined to see the Company move forward in the screen print industry and in addition to a new facility will seek to acquire approximately $500,000 in new production equipment.

Since the board has elected to not purchase or continue the lease on it's current facility the new building and equipment must be in and fully operational by the end of it's current building lease which is September 30, 1999.

Part II

Item 1 Legal Proceedings

There were no new lawsuits filed against the Company in the first quarter of fiscal 1999. The Company believes that based on the opinion of counsel that what minor suits exist will have no material effect on the Company's balance sheet.

Item 2 Changes in Securities

During the first quarter of fiscal 1999 the following shares were issued without registration. They were issued pursuant to Item 701 of Regulation S-B to accredited investors under Rule 501(a) and rule 144. These shares are voting common stock with a par value of .001.

Shares sold at $.25 per share.

Date                       Shares                    Recipient

July 12, 1998              81,999                    William Diamond
July 12, 1998              82,353                    Lawrence Dimino
July 12, 1998              82,061                    Kim Fiorletta
July 12, 1998              81,332                    Ron & Dorothy Gray
July 12, 1998              82,436                    Rudy Lesso Jr.
July 12, 1998              82,291                    Rudy Lesso III
July 12, 1998              82,269                    David Moriarty
July 12, 1998              81,228                    Todd Rincon
July 12, 1998              81,999                    Herman S. Udasin
July 12, 1998              81,562                    David Wild
July 12, 1998              80,000                    Ron or Lois Baute

Shares sold at $.20 per share

July 28, 1998             767,630                    SE Investments, Inc.
July 28, 1998             400,000                    Jeffrey Sedacca

On June 23, 1998 employee Sandra Stewart received 250 shares for 5 years of service.

The money received in these transactions went to fund the Company's general operations.

Item 3 Default upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

On July 10, 1998 a Special Shareholders meeting was held. The meeting was called by Shareholders Jeffrey Sedacca, Howard Essenfeld, and Braxton Jones who represented more than 51% of the outstanding shares of the Company. These shareholders voted to increase the size of the Board of Directors from two to seven and voted to remove Mark Tishman as a Director. The Shareholders then voted to elect to the Board of Directors, Jeffrey Sedacca, Howard Essenfeld, William Klein, and Jeffrey Reed to fill the vacant positions. There were no dissenting votes.

Item 5 Other Information

None

Item 6 Exhibits and Reports on Form 8-K

1.  Lease agreement between FRL Enterprises, Inc. and the Company

2.  Reports on Form 8-K

On June 3, 1998 the Company reported on Form 8-K the following:

     Entering into the lease with FRL Enterprises, Inc.
     Issuance of 20,000 shares of stock to former board member Mark Tishman Issuance of shares of stock to certain key employees
     Return of stock from some employees which was held by Robert  Wormser,  the
       Company's former President in a voting trust
     Issuance of 250 shares of the Company's common stock to employees with 5 years of service or more

                          Imagica Entertainment, Inc.
                                 Balance Sheet
                             As of August 31, 1998
                                   Unaudited


Assets
     Current Assets
          Cash                                                           21,808
          Accounts receivable                                           499,911
          Allowance for bad debts                                        (9,321)
          Inventory                                                     252,194
          Other receivables                                               9,281
          Prepaid expenses                                               40,512
                                                                     ----------
     Total Current Assets                                               814,384

     Fixed Assets
          Property, plant & equipment                                 1,122,137
          Accumulated depreciation                                     (959,287)
                                                                     ----------
     Total Fixed Assets                                                 162,850

     Other Assets
          Miscellaneous deposits                                         18,135
          Patents                                                         3,646
          Trademarks                                                        745
                                                                     ----------
   Total Other Assets                                                    22,526
                                                                     ----------
Total Assets                                                            999,760
                                                                     ==========
Liabilities & Equity
     Liabilities
          Current Liabilities
               Accounts payable                                         197,345
               Accrued expenses                                         103,860
               Notes payable                                             83,941
               Debentures - G. Parker                                    25,000
               Other payables                                           239,159
                                                                     ----------
          Total Current Liabilities                                     649,305

          Long Term Liabilities
               Note payable - SunTrust                                   93,973
               Note payable to related party                            216,957
                                                                     ----------
          Total Long Term Liabilities                                   310,930
                                                                     ----------

     Total Liabilities                                                  960,234
                                                                     ----------

          Redeemable common stock                                       100,000

     Capital Deficit
          Common stock, .001 par value, shares                            4,231
             authorized 50,000,000; issued 4,228,517
          Additional paid-in capital                                  8,838,534
          Accumulated deficit                                        (8,799,800)

          Less:  Treasury stock, at cost 27,250                        (103,440)
                                                                     ----------
     Total capital deficit                                              (60,474)
                                                                     ----------
Total Liabilities & Capital Deficit                                     999,760
                                                                     ==========

                           Imagica Entertainment, Inc.
                                Profit and Loss
                            June through August 1998
                                   Unaudited


                                                                   Jun - Aug '98
                                                                     ----------
Ordinary Income/Expense
     Income
          Sales                                                         906,760
                                                                     ----------
     Total Income                                                       906,760

     Cost of Sales
        Contract labor - plant                                            4,409
        Equipment - leasing & rental                                      1,055
        Materials                                                       263,586
        Outside services                                                 50,248
        Wages - plant                                                   218,792
                                                                     ----------
     Total Cost of Sales                                                538,091
                                                                     ----------

   Gross Profit                                                         368,669

     Expense
        General & administrative                                        121,394
        Other manufacturing costs                                        42,319
        Selling & marketing                                             119,303
                                                                     ----------
     Total Expense                                                      283,016
                                                                     ----------

Net Ordinary Income                                                      85,653

Other Income/Expense
     Other Income
          Miscellaneous income                                            5,824
                                                                     ----------
     Total Other Income                                                   5,824

     Other Expense
          Depreciation                                                   18,088
          Financing costs                                                 7,520
          Interest (Stock differential)                                 989,154
                                                                     ----------
     Total Other Expense                                              1,014,761
                                                                     ----------

Net Other Income/Expense                                             (1,008,938)
                                                                     ----------

      Net Loss                                                         (923,284)
                                                                     ==========
--------------------------------------------------------------------------------

Basic loss per share                                                 $    (0.30)
--------------------------------------------------------------------------------

Weighted average common shares outstanding                            2,986,957
--------------------------------------------------------------------------------




                                                   Statement of Capital Deficit


                                                Common Stock         Additional      Treasury Stock
                                          -----------------------     Paid-In    -----------------------     Notes       Accumulated
                                            Shares       Amount       Capital      Shares       Amount     Receivable      Deficit
                                            ------       ------       -------      ------       ------     ----------      -------

Balance, May 31, 1998                      2,161,357        2,162    7,566,484       27,250   $ (103,440)            0   (7,876,514)

Beneficial conversion feature on common
   stock issued for reduction in amounts
   due related party                       1,247,630        1,248    1,067,987


Beneficial conversion feature on issuance
   of convertible notes payable              819,530          820      204,062


Net Loss                                                                                                                   (923,284)

Balance, August 31, 1998                   4,228,517        4,230    8,838,534       27,250   $ (103,440)            0   (8,799,799)
                                          ==========   ==========   ==========   ==========   ==========    ==========   ==========




                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   Imagica Entertainment, Inc.
                                                   -----------------------------
                                                   (Registrant)


Date:  March 16, 1999                              /s/ Braxton Jones
                                                   -----------------------------
                                                   (Signature)
                                                   Braxton Jones
                                                   President