Form 10KSB
period 1997-05-31
IMAGICA ENTERTAINMENT INC
filed 1999-08-12
CIK 815295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [Fee Required]

                     For the fiscal year ended May 31, 1997


                        Commission file number 33-37968A

                           Imagica Entertainment, Inc.
                           ---------------------------
                 (Name of small business issuer in its charter)

            Florida                                       59-2762999
            -------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


      1518 SW 12th Ave. Ocala, FL                            34474
      ---------------------------                            -----
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number (352) 867-7860

Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act: Common Stock; $.001 par value.


     Indicate by check mark whether the Registrant (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ______

State issuer's revenues for its most recent fiscal year. $3,158,086

     State the aggregate market value for the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act). $1.56 - May 31, 1999, 614,951 shares at $1.56 per share = $ 959,324

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No _____.

In May 1997 the Company filed for Chapter 11 Bankruptcy. That Bankruptcy was dismissed in February 1998 with no reorganization plan or stock distribution.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Outstanding common shares: 4,293,517 as of May 31, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated; (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None

    Transitional Small Business Disclosure Format (Check one): Yes ____; No X

                           IMAGICA ENTERTAINMENT, INC.
                                      INDEX

                                                                            PAGE
Part I

         Item 1.  Business                                                    1

         Item 2.  Properties                                                  2

         Item 3.  Legal Proceedings                                           3

         Item 4.  Submission of Matters to a vote of Security Holders         3

Part II

         Item 5.  Market for Registrants Common Equity and related
                   Stockholder Matters                                        4

         Item 6.  Management's Discussion and Analysis                        4

         Item 7.  Financial Statements                                        7

         Item 8.  Changes in and disagreements with Accountants on
                   Accounting and Financial Disclosure                        7

Part III

         Item 9.  Directors and Executive Officers                            8

         Item 10. Executive Compensation                                      9

         Item 11. Security ownership of certain beneficial owners and
                  management                                                  9

         Item 12. Certain Relationships and related transactions              9

         Item 13. Exhibits and Reports on Form 8-K                           11

                                     Part I

     Item 1. Business General

Imagica   Entertainment,   Inc.  (formerly  Ranger   International,   Inc.)  was
incorporated under the laws of the State of Florida on January 21, 1987. The Company's name was changed to Imagica Entertainment, Inc. effective June 10, 1996.

Its Corporate offices are at 1518 SW 12th Ave., Ocala, FL 34474, the telephone number is (352) 867-7860.

The Company's principal products are large format screen printed banners, digital banners, signs, and aluminum stands for banners and signs. Much of the Company's production of banners and signs are used as point of purchase displays. The Company attempts to create a recognizable image of its products to its customer base and the general public through its internet web site, mass mailings and catalogs sent to potential buyers. The Company also exhibits at trade shows for markets with the greatest potential to use its products.

There is considerable competition in the field of screen graphics and digital printing. The smaller competitors are also often customers for the Company's products due to the quantity or complexity of the required product. The Company believes that its products have received a high degree of customer recognition and acceptance.

The Company markets its products throughout the United States and many foreign countries. The Company markets through sales representatives and through its internet website. The principle markets for the Company's products are; businesses, charitable and non profit groups, sports organizations and political individuals and groups. Some of the companys principal accounts are; Arbys, Acura, Jose Cuervo, Sony, Spaten Beer, Pratt Whitney, Kraft, U.S. Postal Svc., Siemens, Marlboro, Olive Garden, Coca Cola, Seagram, Huntington Bank, Epson, Redman Tobacco, Subway, Osmose wood products, Crown Royal, Cellular One, Wal Mart, Volvo, CVS Pharmacy, Checkers Restaurants, Micro Soft, Washington Apple Growers, Congoleum flooring, Pepsi, Mars Candy, Quincy Restaurants, Red Lobster Restaurants.

The company has made no expenditures for research and development and does not anticipate making any expenditures in this area.

There is no government approval required for any of the company's products. The company does not anticipate any government regulation that would have an effect on the company.

The company has been inspected at its current location for environmental problems as recently as May 1999 by both Federal and State inspectors. No problems have been found and the company does not believe that any of its activities will result in any liabilities in the future.

Each sign and banner is produced using one of three primary production processes. High volume orders are screen printed. Smaller orders, and very large scale signs and banners, are produced using a process that integrates computer-aided design (CAD) with computer-driven plotting equipment. This process received patent protection as a "banner manufacturing system" on March 20, 1990 ( U.S. Patent #4,909,884). The Company believes this patented process gives it a competitive advantage in production of both small quantity orders and very large-scale banners. The third process added in June of 1998 is large scale photographic quality digital printing. This allows the company to enter into the arena of quality computer generated digital prints.

Artwork and graphic designs are typically added to the Company's signs and banners during each of its primary production processes. In most cases, the Company's art department prepares the artwork or graphic designs in its photo laboratory, which is capable of producing a film positive as large as 4 feet by 16 feet. Artwork or graphic designs are then used to create a film positive by means of a large "blow back" style camera. The resulting film positive is then applied to printing screens through an imag burning process, or digitilized through computer scanners into CAD systems. These processes permit the Company to produce sophisticated artwork and detailed graphics on its signs and banners. Much of the digital artwork the Company works with is received over the internet. The Company works with the customer over the internet to revise artwork and to get final approval of the design . This saves time for the customer.

Banners are made using only the highest quality materials. This includes the best inks, highest quality paints, strongest thread, and quality rope and brass grommets to complete each banner. The Company also offers D-ring construction to increase the life of the banner. D-rings facilitate mounting and also help the banner lay flat when displayed. In addition the Company believes durability is greatly enhanced by having all sewing accomplished on high speed, double needle industrial sewing machines especially designed for banner production.

The Company's principal raw materials are ink, poly reinforced vinyl, poly, tyvek, thread, rope and packaging. The materials are available from numerous sources in all of the quantities needed by the Company. The Company does not rely on any one supplier for any of these materials. Accordingly, the availability and supply of raw materials is not considered to be a problem by the Company. The Company's principal suppliers are LG Chemical Inc., Cadallic Plastics Inc., National UV Inc., Nassimi Inc., Besc Graphic Systems Inc., Laird Plastics Inc., Trident Industrial Products Inc.

As of April 30, 1999 the Company had approximately 57 employees, of whom 40 were in manufacturing, 8 in marketing and 9 in administration. The Company is not a party to any collective bargaining agreement covering its employees. The Company believes its relationship with its employees is good.

     Item 2. Properties

The Company has one manufacturing facility located at 1518 SW 12th Ave., Ocala, Florida 34474. This facility is 25,000 square feet. The lease on the building the Company currently occupies will expire at the end of September 1999. The Company has negotiated a fifteen year lease on a building of 50,000 square feet. Its new facility will be designed as a state of the art printing facility. The lease on the new facility commences April 1999 with the first payment due July 16, 1999. The Company anticipates moving into the new facility during August and September 1999.

     Item 3. Legal Proceedings

Litigation

Subsequent to May 31, 1997, a lawsuit was filed against the Company by a stockholder who is the former wife of the past president (the "plaintiff"). The plaintiff was owed money from Imagica, Inc., a company owned by the past president which was merged into Imagica Entertainment, Inc. in May 1996. This merger was rescinded in September 1997 since the new management and Board of the Company determined the merger was not done in the best interest of the Company. During the period between the merger and the rescission of the merger, the past president, on behalf of the Company, signed an agreement with the plaintiff to pay her $290,493 (representing amounts due her from Imagica, Inc.) when the Company raised $4 million in a public offering. This agreement was not authorized by the Board, and a public offering was never completed. The Company has filed a motion for summary judgment and plans to file a countersuit against the plaintiff. The Company and its counsel believe this claim has no merit and the outcome of this lawsuit will not have a material adverse affect on its financial position, liquidity or results of operations.



SEC Enforcement

The Company is currently under a private investigatin by the Securities and Exchange Commission ("SEC") Enforcement Division regarding "In the Matter of Certain Stock Advertisements." According to the SEC, this investigation is confidential and should not be construed as an indication by the SEC that any violations of law have occured, or as an adverse reflection upon any person, entity or security. The Company and its counsel are unable to predict the outcome of this investigation but believe any actio taken by the SEC will not have a material adverse affect on the Company's financial position or results of operations.

     Item 4. Submission of Matters to a vote of security holders

During the fourth quarter of 1997 two groups submitted differing slates of proposed directors to the stockholders. One group was proposed by the then current management of the Company the second by a group of dissident stockholders. The dissident group filed suit in circuit court in Marion County to determine which slate of directors was valid. A hearing on this matter was to be held on May 17, 1997. On May 16, 1997 the Vice President of the Company filed on behalf of the Company a petition for Chapte 11 Bankruptcy in the US
Bankruptcy Court. The matter of control of the Company was submitted to the Bankruptcy Court which in turn remanded determination to the Marion County Circuit Court. On September 16, 1997 a hearing was held and presided over by Judge Swigert. After hearing testimony he ruled in favor of the dissident board having control of the Company.

                                     Part II

     Item 5. Market for registrants common equity and related stockholder matters

The Company's common stock is traded over the counter on the "Bulletin Board" under the symbol IMEA. The following table presents the quarterly high and low bid quotations in the over the counter market. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

1998                          High              Low
----                          ----              ---
Feb.                          $.50              $.10
May                           $1.15             $.75
Aug.                          $.93              $.75
Nov                           $.38              $.31

1997
----
Feb.                          $.36              $.28
May                           $.31              $.15
Aug.                          $.08              $.06
Nov.                          $.75              $.13

Shareholders - as of May 31, 1999 the approximate number of shareholders of record of the Company's common stock was 299.

Dividends - The Company has never declared a cash dividend due to the cash needs to maintain its operations. The Board of Directors intends to review its dividend policy regularly with the intent of declaring a cash dividend when appropriate.


     Item 6. Management's Discussion and Analysis

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's audited financial statements included elsewhere herein.

     Liquidity and Capital Resources

The company finalized a lease with Castro Realty Corporation on April 16,1999. Payments begin on July 16, 1999 on the 50,000 square foot facility for the Companys operations. This facility will be designed for the optimum of efficiency. There are expected to be $300,000 in improvements in this facility of which 50% will be paid by the lessor. The lease on the building is for 15 years at a rate of $ 1.50 per square foot initially. This compares to rates of comparable buildings in the area of $3.35 to $3.50. The building rent is on a triple net basis. The masonry construction of the building and the fact it has sprinklers will result in insurance expense of approximately what the company is currently paying on its existing facility. The company anticipates it's expense for property tax will increase by approximately $6,000 at the new location.

The company is currently planning to lease approximately $ 500,000 in new production equipment. This will increase the company's productivity in all areas. This equipment will increase the company's print lines from 4 to 7. There will be more efficient equipment in sewing, material preparation, and material handling.

The addition of UV ovens will increase significantly the company's print efficiency. Management believes it will see a 33% increase in plant efficiency from the new equipment. Management believes that with the new production facility and equipment it can achieve sales in excess of $5,000,000 per year and improve gross profit margins by 10%.

The company anticipates the additional equipment will require 15 additional employees. The company believes that with reassignment of current employees to the increased higher skilled positions it will be able to hire the employees with the skill level it needs to fill the lower skilled open positions.

The Companys cash provided by operating activities during 1997 was $96,771 as compared to cash provided by operating activities of $235,317 during 1996. The decrease in cash provided was due primarily to an increase in net loss, (after adjusting for non-cash items), of $129,662 in 1997 as compared to 1996.

Cash used for investing activities during 1997 was $107,457 primarily related to the purchase of property and equipment as compared to $10,198 of cash provided in 1996.

Cash provided by financing activities was $77,813 in 1997 as compared to cash used for financing activities of $245,515 in 1996. The increase in cash provided by financing activities was a result of $195,000 of proceeds received from the issuance of common stock and debentures payable and a reduction of $126,603 for principal payments on long-term debt and capital lease obligations in 1997 as compared to 1996.

At May 31, 1997 and 1996 the Company had negative working capital of $470,786, and $559,836, respectively. However, the Company has experienced significant inprovement in its liquidity during the year ended May 31, 1998 and subsequent periods which is evidenced by positive working capital of $122,577. The improvement in working capital is a result of the factors discussed below.

In 1998 the Company issued convertible notes for $200,000. These notes were converted into 819,532 shares of common stock during the first quarter of fiscal 1999.

Substantially all of the Company's assets are secured as collateral for a note with Suntrust Bank. This note was renewed for 3 years effective October 14, 1998 in the amount of $ 353,972 which included $ 200,000 of additional financing. This note calls for payments of $10,000 per month plus interest at prime plus 1%. This note in addition to having all of the company's assets as security is guaranteed by Jeffrey Sedacca, Howard Essenfeld and William Klein. The Company is current on this note.

In fiscal 1998 the Company issued a note payable to its majority stockholder for $154,000, of which $ 80,000 was converted into 400,000 shares of the Company's common stock subsequent to May 31, 1998. In addition, an affiliate owned by the Company's majority stockholder assumed $610,883 of the Company's liabilities.

Of this, $240,000 was converted into 1,200,000 of common stock shares in May, 1998 and $153,526 was converted into 767,630 shares of common stock subsequent to May 31, 1998. The companys secured debt at May 31, 1999 was $303,886 to Suntrust Bank and $ 322,786 to related parties.

     Results of Operations.

The Companys loss from operations in 1997 of $4,336,780 included significant non-cash charges of $2,861,406 related to the issuance of common stock for compensation and consulting services. The net loss was further impacted by non-cash interest charges of $167,428 related to debt that was convertable at price below quoted market prices at the date the convertible debt was issued, the write off $ 518,788 of uncollectible amounts due from the companies past president and an affiliated company he controlled and $ 72,500 for uncollectible notes receivable related to an employee stock purchase plan. In addition the Company wrote off $206,632 for money expended on a prototype printing machine that was not a viable project and $95,554 from the disposal of obsolete equipment. Excluding the non-cash charges and write-offs the net loss for 1997 was $414,472 which is comparable to the 1996 net loss of $401,677.

The Companys sales in 1997 of $3.2 million decreased as compared to sales of $4.7 million in 1996. This decline in sales was due principally to the loss of outside contractors and lack of materials caused by the company's severe liquidity problems. These severe difficulties also caused the company to lose two of its most productive salespeople. Currently the liquidity problem has been addressed and the company is obtaining raw materials as needed. Solving the liquidity problem has had the effect of increasing employee morale and productivity. This is most notable in the sales department where being able to meet customer needs on a timely basis has significantly increased their performance. This ability to meet our customer needs has also allowed us to put our sales representatives on a total commission basis which has increased their incentive to succeed. The company believes the sales trend has turned and expects 1999 sales to be $3,300,000. This turnaround is evidenced in 4th quarter sales in 1998 of $986,553 compared to $812,006 in 1997. With the new facility and equipment, management expects sales for the year 2000 to be $5,000,000.

The company's gross margin in 1996 was 21% as compared to 25% in 1997. The increase was due primarily to a significant reduction in sales of banners produced by outside contractors. Management believes with the new equipment and production facility this margin can be increased to 35%.

The Companys operating expenses decreased $86,320 during 1997 as compared to 1996. Operating expenses as a percentage of sales however increased during 1997 to 35% compared to 26% in 1996 as a result of the $1.5 decrease in sales in 1997 as discussed above.

Interest expense increased $132,352 during 1997 as compared to 1996 due to non-cash interest changes of $167,428 in 1997 as discussed above.

Due to the current uncertainty of the realization of taxable profits, the Company does not recognize as an asset the tax benefit of the net operating loss carry-forwards. Refer to note 8 of the financial statements for a further discussion.

Recent Accounting Pronouncements

See the summary of significant accounting policies in the Companys Financial Statements for information relating to recent accounting pronouncements.

Year 2000

The Company has taken a thorough evaluation of all it's operating systems in light of the year 2000 problem. This study has determined that all production equipment is fully functional and there are no computer systems that are date sensitive. The Company's digital and art design computer systems are less than one year old and are programmed to recognize properly dates beyond 2000. The Company's accounting and sales computer systems are either new or have been updated to configurations that recognize dates properly. The Company's major problem in this area is with it's quotation system which continues to use the IBM AS400 which will fail at the end of 1999. The Company has a contract with EDGE MIS to put in their package software system designed specifically for the screenprint industry. This system will eliminate the IBM AS400. This system will encompass all of the Company's quotation, order generation, production and accounting functions. The Company expects to have this system fully operational by July 1999. The cost of this system is $35,000 for the software and the Company anticipates spending approximately $ 15,000 for new hardware. The Company's management believes it's management information system will be able to function without a problem in the year 2000 and beyond.

The Company has contacted it's customers and suppliers concerning the year 2000 problem and has received assurances from them that they will be prepared and see no problem in their continuing relationship with the Company.

The Company currently believes that Year 2000 Issues will not pose significant operational problems for the Company. However, due to uncertainties associated with vendors and service providers, the Company is unable to predict whether Year 2000 Issues involved in its internal computer and software systems will have a material adverse effect on the Company's business, results of operations, or financial condition, despite the Company's current assessment to the contrary.

     Item 7. Financial Statements and Supplementary Data

                           Imagica Entertainment Inc.
                          Index to Financial Statements
                                                                          Page
          Report of Independent Certified Public Accountants               F1
          Balance Sheet                                                   F2-F3
          Statements of Operations                                         F4
          Statements of Stockholders Equity (Capital Defecit)             F5-F6
          Statements of Cash Flows                                         F7
          Summary of Significant Accounting Policies                       F8
          Notes to Financial Statements                                  F11-F18

     Item 8. Changes in and Disagreements with Accountants on accounting and Financial Disclosure.

          None

                                    Part III

     Item 9. Directors and Executive Officers.

Name                         Age          Position
----                         ---          --------

Braxton P. Jones             59           Chairman and Chief Executive Officer

Tracie M. Dawson             42           Secretary

The executive officers of the Company are elected by the Board of Directors and serve at the discretion of the Board of Directors.

Braxton P. Jones, President and Chief Executive Officer has served in that capacity since September 1997. Prior to that he was employed as an independent commercial insurance agent from 1996 until September 1997. Prior to that he was employed by Profit Counselors, Inc., a management consulting firm.

Tracie M. Dawson has been employed by the Company since its inception and is one of the Company's top salespersons.

       Directors and compliance with section 16 (a) of the Exchange Acts.

Name                                Age                       Position
----                                ---                       --------

Howard P. Essenfeld                 56                        Director

Braxton P. Jones                    59                        Director

Jeffrey Sedacca                     45                        Director

William Klein                       61                        Director

Howard P. Essenfeld is a Certified Public Accountant. He is a plaintiff in a lawsuit against his former business partner disputing the partners personal bankruptcy. Mr. Essenfeld does not hold directorships in any other registered companies.

Braxton P. Jones as listed above, Mr. Jones is not a party to any lawsuit nor does he hold a directorship in any other registered companies.

Jeffrey Sedacca business experience is President of Lumar Lobster & Shrimp a major seafood distributor. Mr. Sedacca is a plaintiff and defendant in a lawsuit with Seacoast Seafood Inc. of Seattle, Wa. Mr. Sedacca does not hold directorships in any other registered companies.

William Klein is an attorney and serves as the Company's legal counsel. He does not hold directorships in any other registered Companies.

The Company's President Braxton Jones purchased 300,000 restricted shares of the Company's common stock on Dec. 9, 1997. This was not reported on Form 3 and Form 4 until July 14,1998. There was no short swing profits from this transaction and Mr. Jones currently retains these shares. There were no other reporting violations during fiscal 1997 and 1998.

     Item 10. Executive Compensation.

During the periods ended May 31, 1996, 1997, and 1998, the Company's former Chief Executive Officer Robert S. Wormser, (deceased) was the only executive officer whose compensation exceeded $100,000. His total compensation for 1996 was $272,253. His compensation for the fiscal year end May 31, 1997 was $145,728 from salary. Other compensation he received cannot be accurately determined but probably exceeds 1996. Braxton Jones Chairman and CEO's compensation as salary for the nine months ending May 31, 1998 was $24,881. In addition he received 75,000 shares of the Company's restricted stock. The Company has no employment contracts.

The Company's non-qualified profit bonus plan was established September 17, 1990. No bonuses were paid under the plan and the plan has been terminated.

     Item 11. Security Ownership of Certain Beneficial Owners and Management.

As of April 30, 1999 there were 4,308,550 shares of the Company's common stock outstanding. The following persons were known by the Company to be the beneficial owners of more than 5% of such outstanding common stock.

Name and Address               Number of Shares             Percent of Total
----------------               ----------------             ----------------

Howard Essenfeld                    600,000                        14%
277 Indian Head Rd.
Kings Park, NY  11754

Braxton Jones                       375,000                         9%
3927 Meadow Creek Dr.
Sarasota, FL  34233

Jeffrey Sedacca                   1,000,000                        24%
3900 Clark Rd.
Suite C1
Sarasota, FL  34233

SE Investments, Inc.                767,630                        18%
Owners Jeffrey Sedacca
Howard Essenfeld

Total Group, (all Directors, 2,742,630, 65% and executive officers, 3 persons)

     Item 12. Certain Relationships and Related Transactions

The Company issued a note payable to an affiliate owned by the Company's majority stockholder, which had an outstanding balance at May 31, 1998 of $154,000.

The note bears interest at 9.75%, is due on demand any time after May 31, 1999 and is collateralized by a second security interest in the Company's accounts receivable. Subsequent to May 31, 1998, the affiliate converted $80,000 of the note payable into 400,000 shares of common stock at a conversion price of $.20 per share. The quoted market price at the date of conversion was $.86 per share, which will result in a charge to operations of $264,000 in fiscal 1999.

This affiliate also assumed $610,883 of the Company's liabilities during fiscal 1998, which is due on demand any time after May 31, 1999. In May 1998, $240,000 was converted into 1,200,000 shares of common stock. The remaining balance of $370,883 is presented as due to related party on the balance sheet at May 31, 1998. The amount converted was at $.20 per share and the quoted market price was $1.437 per share on the date of conversion. The difference between the conversion price and the quoted market price of $1,484,400 was recorded as interest expense during fiscal 1998 with a corresponding increase to additional paid-in capital related to the beneficial conversion feature.

Subsequent to May 31, 1998, this affiliate converted an additional $153,526 into 767,630 shares of common stock at a conversion price of $.20 per share. The quoted market price at the date of conversion was $.86 per share, which will result in a charge to operations of approximately $507,000 in fiscal 1999.

The Company leases its corporate manufacturing facility from a stockholder of the Company, J.R. Gunter. The lease provides for $60,000 rent per annum triple net. The Company believes this to be comparable to other rents in the market. This lease expires the end of September 1999 and there are no plans to renew it.

Pursuant to the Company's 1994 Employee Stock Option Plan approved by the shareholders at the 1994 shareholders' meeting, on November 29, 1994, the Company issued options to purchase common shares at a price of $10.00 per share to certain officers and directors as follows: Robert S. Wormser - 17,750 shares; Terry Putty 1,250 shares; William White 1,500 shares; and Tracie Dawson 1,500 shares. During 1995, all options were exercised by the execution of promissory notes bearing interest at the prime rate payable ten years from execution. In 1997 these promissory notes were written off and canceled.

In 1989 Mr. JR Gunter purchased $100,000 of stock. In connection with this purchase, the Company agreed to re-purchase such stock for its cost of $100,000 upon the death of said stockholder, provided the beneficiaries wish to sell said stock.

On June 1, 1998 the Company entered into a lease with FRL Enterprises, Inc., for sign making equipment and inkjet graphic equipment. The sign making equipment calls for a monthly payment of $1,100 for a period of 36 months with options at the end of the lease to continue the lease at $275 per month or to purchase the equipment at 35% of the original price. The new equipment runs eight times faster than the old equipment and will cut 48" ruby versus 28" by the old equipment. The Company estimates labor savings in the print production area to be a minimum of three times the cost of the equipment.

The six color inkjet printer lease payments are based on through put at the rate of one dollar per square foot with a minimum of $5,000 per month. Through put in excess of $7,000 will be paid in stock options computed on the basis of 1.2 times the square feet in excess of $7,000 divided by the average per share bid price for Imagica stock on the last five days of the establishing month.

The inkjet printer will allow the Company to produce digital prints up to 54" wide with photographic quality. With this the Company can expand its core market of large format prints and banners. Previously the Company spent in excess of $10,000 per month with an outside supplier for these products. It is the Company's intention to continue to grow in this area through the acquisition of additional equipment as business increases.

There are four principals in FRL Enterprises, Inc., one of which is a Company employee and stockholder, Jeff Reed, Plant Manager.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future, including statements related to the Year 2000 issue. All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of, among other factors, the ability of the Company to execute its expansion plans, a shift in demand for the products offered by the Company, the Company's ability to obtain raw material at competitive prices, the effect of national economic conditions and the effect of competitive pressures from other manufacturers. In addition the reader should consider the risk factors described from time to time in the Company's other documents and reports.

     Item 13. Exhibits, and Reports on Form 8K

(a)  The following documents are filed as part of this report:

     Financial Statements. See item 7 for the index to financial statements.

     Exhibits The exhibits listed in the exhibit index are filed or incorporated by reference as a part of this report.

(b) No reports on form 8-K were filed by the Registrant during the fourth quarter of 1997.

                                  EXHIBIT INDEX





EXHIBIT NUMBER      TITLE OF EXHIBIT
--------------      ----------------

3.1 Restated Articles of Incorporation and By-Laws previously filed as an exhibit to Form S-18 filed January 7, 1991 incorporated herein by reference.

10.1 Facility lease between the Company and GWW Partnership, dated September 27, 1989, previously filed as an Exhibit to Form S-18 filed on January 7, 1991, incorporated herein by reference.

10.2 Stock Re-purchase Agreement between JR Gunter, Robert Wormser and the Company dated April 27, 1989, previously filed as an exhibit to Form 10k filed on September 11, 1996, incorporated herein by reference.

10.3 Lease Agreement between the Company and FRL Enterprises dated May 6, 1998

10.4                Loan  Agreement  between the Company and SunTrust Bank dated
                    December 15,1998

10.5 Building Lease and Escrow Agreement between the Company and Castro Realty Corporation dated April 16, 1999

10.6 Settlement agreement between the Company and Phoenix Leasing dated July 15, 1998

27                  Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Imagica Entertainment, Inc.



                                         By: /s/ Braxton P. Jones
Date: August 12, 1999                    ------------------------
                                         Braxton P. Jones
                                         President, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                  Date
         ---------                          -----                  ----

/s/ Braxton P. Jones                 Chairman of the Board,    August 12, 1999
--------------------                 Director, President
Braxton P. Jones


/s/ William Klein                    Director                  August 12, 1999
-----------------
William Klein


/s/ Howard Essenfeld                 Director                  August 12, 1999
--------------------
Howard Essenfeld


/s/ Jeffrey Sedacca                  Director                  August 12, 1999
-------------------
Jeffrey Sedacca

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Imagica Entertainment, Inc.


We have audited the accompanying balance sheet of Imagica Entertainment, Inc. (formerly Ranger International, Inc.) as of May 31, 1997, and the related statements of operations, stockholders' equity (capital deficit) and cash flows for each of the two years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imagica Entertainment, Inc. at May 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 1997 in conformity with generally accepted accounting principles.



                                                       /s/ BDO Seidman, LLP
                                                       -------------------------
                                                       BDO Seidman, LLP
Orlando, Florida
April 23, 1998


                                       F1

Imagica Entertainment, Inc.
Balance Sheet

                                                                        May 31,
                                                                         1997
                                                                         ----
Assets (Note 6)

Current:
  Cash                                                                  $ 67,127
  Accounts receivable, less allowance for
    possible losses of $13,189                                           316,531
  Inventories                                                            129,849
  Prepaid expenses                                                        32,887
                                                                        --------

         Total current assets                                            546,394

Property and equipment, net (Note 3)                                     231,494

Other assets                                                               6,277
                                                                        --------

                                                                        $784,165
                                                                        ========


                                       F2

Imagica Entertainment, Inc.
Balance Sheet


                                                                       May 31,
                                                                        1997
                                                                        ----
Liabilities and Capital Deficit

Current liabilities:
  Debenture payable (Note 4)                                        $    25,000
  Accounts payable                                                      601,216
  Note payable to stockholders (Note 5)                                   7,185
  Accrued expenses:
    Payroll                                                              44,107
    Interest                                                             40,789
    Other                                                               135,605
  Current maturities of long-term debt (Note 6)                         110,708
  Current portion of obligations under capital leases (Note 7)           52,570
                                                                    -----------
         Total current liabilities                                    1,017,180

Long-term debt, less current maturities (Note 6)                        222,539
                                                                    -----------

         Total liabilities                                            1,239,719
                                                                    -----------

Commitments and contingencies (Note 7)

Redeemable common stock (Note 7)                                        100,000

Capital deficit (Notes 6 and 9):
  Common stock, $.001 par value, shares authorized 50,000,000;
    issued 510,857                                                          511
  Additional paid-in capital                                          5,214,113
  Accumulated deficit                                                (5,678,938)
                                                                    -----------
                                                                       (464,314)

Less: Treasury stock, at cost, 9,750 shares                              91,240
                                                                    -----------

         Total capital deficit                                         (555,554)
                                                                    -----------

                                                                    $   784,165
                                                                    ===========


           See accompanying summary of significant accounting policies and notes to financial statements.

                                       F3

Imagica Entertainment, Inc.
Statements of Operations

                                                           Year ended May 31,
                                                          1997           1996
                                                          ----           ----

Sales                                                  $ 3,158,086    $ 4,716,119
Cost of sales                                            2,376,499      3,713,906
                                                       -----------    -----------

         Gross profit                                      781,587      1,002,213

Operating expenses                                       1,118,224      1,204,544
Consulting expenses paid by issuance of common stock     2,861,406         36,960
Write off of due from stockholder and affiliate            518,788           --
Write off of notes receivable                               72,500           --
                                                       -----------    -----------

         Loss from operations                           (3,789,331)      (239,291)
                                                       -----------    -----------

Other income (expenses):
  Interest                                                (245,737)      (113,385)
  Write off of equipment not yet placed in service        (206,632)       (39,720)
  Loss on disposal of property and equipment               (95,554)          --
  Other                                                        474         (9,281)
                                                       -----------    -----------

                                                          (547,449)      (162,386)
                                                       -----------    -----------

Net loss                                               $(4,336,780)   $  (401,677)
                                                       ===========    ===========

Loss per share                                         $    (13.11)   $     (3.81)
                                                       ===========    ===========

Weighted average common shares outstanding                 330,711        105,316
                                                       ===========    ===========



           See accompanying summary of significant accounting policies and notes to financial statements.

                                       F4

Imagica Entertainment, Inc.
Statements of Stockholders' Equity (Capital Deficit)

                                                                                 Additional
                                                          Common Stock             Paid-in            Treasury Stock
                                                     Shares          Amount        Capital         Shares        Amount
                                                     ------          ------        -------         ------        ------

Balance, May 31, 1995, as previously reported          163,533    $       164    $ 1,743,469          8,500   $   (85,000)

Rescission of merger (Note 2)                          (58,009)           (58)      (117,822)          --            --
                                                   -----------    -----------    -----------    -----------   -----------

Balance, May 31, 1995, as restated                     105,524            106      1,625,647          8,500       (85,000)

Purchase of treasury stock in settlement
  of lawsuit (Note 11)                                    --             --             --            1,250        (6,240)

Issuance of common stock for consulting services        14,000             14         36,946           --            --

Net loss                                                  --             --             --             --            --
                                                   -----------    -----------    -----------    -----------   -----------

Balance, May 31, 1996                                  119,524            120      1,662,593          9,750       (91,240)

Sale of common stock                                   100,000            100         19,900           --            --

Issuance of common stock for consulting services       120,541            120      2,861,286           --            --

Conversion of debentures and accrued interest           97,667             98        303,749           --            --

Common stock issued for reduction in
  amounts due stockholder                               60,000             60        215,940           --            --

Exercise of stock options                               13,125             13         17,312           --            --

Reduction of note receivable                              --             --             --             --            --

Write off of note receivable                              --             --             --             --            --

Beneficial conversion feature on issuance
  of convertible debentures                               --             --          133,333           --            --

Net loss                                                  --             --             --             --            --
                                                   -----------    -----------    -----------    -----------   -----------

Balance, May 31, 1997                                  510,857    $       511    $ 5,214,113          9,750   $   (91,240)
                                                   ===========    ===========    ===========    ===========   ===========


                                       F5

Imagica Entertainment, Inc.
Statements of Stockholders' Equity (Capital Deficit)
(Continued)

                                                      Notes
                                                    Receivable
                                                     Arising
                                                     from the
                                                    Exercise of
                                                      Stock       Accumulated
                                                     Options        Deficit
                                                     -------        -------

Balance, May 31, 1995, as previously reported      $  (250,000)   $(1,497,037)

Rescission of merger (Note 2)                             --          940,006
                                                   -----------    -----------

Balance, May 31, 1995, as restated                    (250,000)      (557,031)

Purchase of treasury stock in settlement
  of lawsuit (Note 11)                                    --             --

Issuance of common stock for consulting services          --             --

Net loss                                                  --         (785,127)
                                                   -----------    -----------

Balance, May 31, 1996                                 (250,000)    (1,342,158)

Sale of common stock                                      --             --

Issuance of common stock for consulting services          --             --

Conversion of debentures and accrued interest             --             --

Common stock issued for reduction in
  amounts due stockholder                                 --             --

Exercise of stock options                                 --             --

Reduction of note receivable                           177,500           --

Write off of note receivable                            72,500           --

Beneficial conversion feature on issuance
  of convertible debentures                               --             --

Net loss                                                  --       (4,336,780)
                                                   -----------    -----------

Balance, May 31, 1997                              $      --      $(5,678,938)
                                                   ===========    ===========


           See accompanying summary of significant accounting policies and notes to financial statements.


                                       F6


Imagica Entertainment, Inc.
Statements of Cash Flows


                                                                        Year ended May 31,
                                                                       1997           1996
                                                                       ----           ----

Cash flows from operating activities:
  Net loss                                                         $(4,336,780)   $  (401,677)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization                                    146,482        200,814
      Interest expense from beneficial conversion feature              133,333           --
      Write off of due from stockholder and affiliate                  518,788           --
      Issuance of common stock for payment of interest                  48,240           --
      Write off of notes receivable                                     72,500           --
      Issuance of common stock as payment of consulting services     2,861,406         36,960
      Write off of equipment not yet placed in service                 206,632         39,720
      Loss on disposal of property and equipment                        95,554           --
      Cash provided by (used for):
        Accounts receivable                                            166,576        139,814
        Inventories                                                    110,697         69,985
        Prepaid expenses                                                35,936         15,893
        Accounts payable                                                 8,593         93,475
        Accrued expenses                                                28,814         40,333
                                                                   -----------    -----------

Net cash provided by operating activities                               96,771        235,317
                                                                   -----------    -----------

Cash flows from investing activities:
  Increase in other assets                                                 506         10,198
  Advances to affiliate                                               (107,963)          --
                                                                   -----------    -----------

Net cash provided by (used for) investing activities                  (107,457)        10,198
                                                                   -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                20,000           --
  Proceeds from issuance of debentures payable                         175,000           --
  Principal payments of stockholder note payable                       (20,040)       (21,765)
  Principal payments on long-term debt                                 (81,647)      (123,964)
  Principal payments on capital lease obligations                      (15,500)       (99,786)
                                                                   -----------    -----------

Net cash provided by (used for) financing activities                    77,813       (245,515)
                                                                   -----------    -----------

Net increase in cash                                                    67,127           --
Cash, beginning of year                                                   --             --
                                                                   -----------    -----------

Cash, end of year                                                  $    67,127    $      --
                                                                   ===========    ===========



           See accompanying summary of significant accounting policies and notes to financial statements.

                                       F7

Imagica Entertainment, Inc.
Summary of Significant Accounting Policies


Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of raw materials.

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

Loss Per Share

Loss per share is based on the weighted average number of common shares outstanding during each period after giving effect to the reverse stock splits (see Note 9). Common stock equivalents have been excluded from the loss per share calculations since their effect would be antidilutive.

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

                                       F8

Imagica Entertainment, Inc.
Summary of Significant Accounting Policies


Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 1997.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121) during fiscal 1997. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As a result of the adoption of SFAS 121, the Company recorded $41,110 as an impairment loss in fiscal 1997 for certain equipment no longer in use which is included in loss on disposal of property and equipment in the statement of operations.

Stock Based Compensation

The Company adopted Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") during 1997. However, as permitted by SFAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for stock based compensation to employees.

Stock options granted to non-employees are valued using a Black-Scholes option pricing model with appropriate assumptions for risk free investment rates, expected lives, dividend yields and volatility factors. The value of options granted to non-employees is charged to appropriate asset or expense accounts when the options are granted.

                                       F9

Imagica Entertainment, Inc.
Summary of Significant Accounting Policies


Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS 128 is not expected to have a material effect on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS 130") and No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("FAS 131"). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. FAS 130 and FAS 131 are not expected to have a material impact on the Company's financial statements.

Reclassifications

Certain reclassifications have been made to the financial statements for the year ended May 31, 1996 to conform with classifications used in the financial statements for the year ended May 31, 1997.

                                      F10

Imagica Entertainment, Inc.
Notes to Financial Statements


1.   Nature of Operations

     Imagica Entertainment, Inc. (the "Company"), formerly known as Ranger International, Inc., was incorporated in January 1987 and is engaged in the design, manufacturing and marketing of customized signs, banners, flags and point-of-purchasing ("P-O-P") displays. The Company's headquarters and manufacturing facilities are located in Ocala, Florida.

2.   Rescission of Merger

     On May 29, 1996, the Company consummated a merger with Imagica, Inc. ("Imagica") with Imagica becoming a wholly-owned subsidiary of the Company. The Company issued 62,491 shares of its common stock for all outstanding shares of all classes of Imagica capital stock. The merger was accounted for as a pooling of interests and the consolidated financial statements of the Company for fiscal 1996 and 1995 were restated to include the accounts and results of operations of Imagica.

     In May 1997, the Company filed a petition for relief under Chapter 11 of the Bankruptcy Code. In September 1997, the Board and the President of the Company were replaced, and in November 1997, a move for an Order to Dismiss the Company from bankruptcy was filed by the new management. In February 1998, the bankruptcy court granted the motion to dismiss without the requirement for a Reorganization Plan. While under bankruptcy, the new management determined that the merger was not done in the best interests of the Company, and in September 1997, the new Board authorized the rescission of the merger and the Company is seeking the return of the 62,491 shares, of which 8,598 have been returned to date. In the opinion of the Company's legal counsel, these shares do not possess the rights of stockholders attributable to them and therefore have not been included in the outstanding shares of the Company. As a result of the rescission of this merger, the financial statements were restated to exclude the accounts and results of operations of Imagica for all periods presented herein.

                                      F11

Imagica Entertainment, Inc.
Notes to Financial Statements


3.   Property and Equipment

     Property and equipment are summarized as follows:

                                                Useful Lives
                                                ------------

     Furniture, fixtures and equipment          3 - 10 years       $  1,032,409
     Equipment under capital leases             5 - 10 years            185,111
     Leasehold improvements                          4 years            163,549
     Vehicles                                        5 years             18,763
                                                                   ------------

                                                                      1,399,832
     Less accumulated depreciation
           and amortization                                           1,168,338
                                                                   ------------
                                                                   $    231,494
                                                                   ============


     Accumulated depreciation on equipment under capital leases was $160,675 as of May 31, 1997.

     All property and equipment is pledged as collateral (see Note 6).

4.   Debenture Payable

     Debenture note payable amounting to $25,000 as of May 31, 1997 is unsecured, bears interest at 8% and is currently due to a third party. The conversion feature of this debenture expired in July 1995.

5.   Note Payable to Stockholder

     The Company has a note payable to a stockholder amounting to $7,185 at May 31, 1997. The note bears interest at 12% and matures in 1998.

                                      F12

Imagica Entertainment, Inc.
Notes to Financial Statements


6.   Long-Term Debt

     Long-term debt consists of the following:


     Note payable  to a  bank,  bearing  interest  at  9.5%,
          principal  of $5,000  plus  interest  due  monthly
          until August 1998 when the  remaining  outstanding
          principal   and   accrued    interest   are   due,
          collateralized   by   substantially   all  of  the
          Company's assets.  This note is also guaranteed by
          the Company's past president.                           $   235,750


     Note payable to a former stockholder,  bearing interest
          at 7%,  principal and interest  payable in monthly
          installments   of   $2,356   through   May   1999,
          collateralized  by 8,500 shares of treasury  stock
          held by the Company.                                         57,342


     Various  notes   payable,   bearing   interest  at  9%,
          principal   and   interest   payable   in  monthly
          installments   of  $799  through   November  1998,
          collateralized by certain Company vehicles.                   6,018


     Note payable  bearing  interest  at 8%,  principal  and
          interest payable in monthly installments of $1,000
          through   December   1998,   when  the   remaining
          principal is due, collateralized by equipment.               34,137
                                                                  -----------

                                                                      333,247
     Less current maturities                                         (110,708)
                                                                  -----------

     Total long-term debt                                         $   222,539
                                                                  ===========


     The aggregate maturities of long-term debt maturing in future years is as follows as of May 31, 1997:

                       1998                  $  110,708
                       1999                     222,539
                                             ----------

                                             $  333,247
                                             ==========

                                      F13

Imagica Entertainment, Inc.
Notes to Financial Statements


7.   Commitments and Contingencies

     Leases
     ------

     The Company leases its main operating facility from a partnership that consists of two of the Company's stockholders. The lease is a five-year operating lease expiring in September 1999 and contains an option to purchase the land and building for $500,000 at any time during the lease. The Company leases additional warehouse space from third parties expiring at various dates through 2000. The Company also leases certain equipment under capital leases, expiring at various dates through 1998.

     The following is a schedule by years as of May 31, 1997 of (1) future minimum lease payments under capital leases, together with the present value of the net minimum lease payments and (2) future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year:

                                                     Capital    Operating
                                                      Leases     Leases
                                                      ------     ------

       1998                                         $  57,438   $ 60,000
       1999                                              --       60,000
       2000                                              --       20,000
                                                    ---------   --------


       Total net minimum lease payments                57,438   $140,000
                                                                ========

       Less amount representing interest                4,868
                                                    ---------

       Present value of net minimum lease payments     52,570

       Less current portion                            52,570
                                                    ---------

       Long-term obligations under capital leases   $    --
                                                    =========


     Rental expense amounted to approximately $140,000 and $156,000 for the years ended May 31, 1997 and 1996, respectively. The rental expense includes amounts for leases with its stockholders of approximately $64,000 during the years ended May 31, 1997 and 1996.

                                      F14

Imagica Entertainment, Inc.
Notes to Financial Statements


     Guarantees
     ----------

     In 1989, a stockholder of the Company purchased $100,000 of common stock. In connection with the transaction, the Company and its past president have jointly and severally agreed to repurchase such stock for its cost of $100,000 upon the death of said stockholder, provided the beneficiaries wish to sell the stock.

     Litigation
     ----------

     During fiscal 1997, the Company's Board of Directors authorized, and the Company issued, 25,000 common shares for the conversion of $50,000 of debentures payable in complete satisfaction of the debt. The debenture holder contends that the 25,000 shares were to be issued in addition to the repayment of the debt, and therefore, the $50,000 remains outstanding. The debenture holder has threatened litigation to settle this matter.

     In the normal course of conducting its business, the Company is involved in various other litigation. The Company is not a party to any litigation which its management believes could result in any judgments against it that would have a material adverse affect on the Company's financial position or results of operations.

     SEC Enforcement
     ---------------

     The Company is currently under a private investigation by the Securities and Exchange Commission ("SEC") Enforcement Division regarding "In the Matter of Certain Stock Advertisements." According to the SEC, this investigation is confidential and should not be construed as an indication by the SEC that any violations of law have occurred, or as an adverse reflection upon any person, entity or security.

                                      F15

Imagica Entertainment, Inc.
Notes to Financial Statements


8.   Income Taxes

     The components of the net deferred income tax assets consist of the following:


              Deferred tax assets:
                    Net operating loss carryforwards   $ 622,000
                    Inventory                             21,000
                    Other                                  9,000
                                                       ---------

              Gross deferred income tax assets           652,000
              Valuation allowance                       (642,000)
                                                       ---------

              Total deferred income tax assets            10,000
                                                       ---------

              Deferred income tax liabilities:
                    Depreciation                         (10,000)
                                                       ---------

              Net deferred income tax assets           $    --
                                                       =========


     The change in the valuation allowance for deferred tax assets was an increase of approximately $264,000 during 1997. The deferred tax asset of approximately $622,000 related to the tax benefit of these losses has been offset by a valuation allowance due to the uncertainty of its realization.

     The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

                                                        1997     1996
                                                        ----     ----

           Federal income taxes at statutory rates    (34.0%)  (34.0%)

           Losses without tax benefits                 34.0%    34.0%
                                                      ------   ------

           Income taxes at effective rates                0%       0%
                                                      ======   ======


     Unused net operating losses (NOLs) for income tax purposes, expiring in various amounts from 2007 to 2012 of approximately $1.6 million, are available at May 31, 1997 for carryforward against future years' taxable income. As a result of various stock issuances, the use of these NOLs may be limited under the provisions of section 382 of the Internal Revenue Code of 1986, as amended.
                                      F16

Imagica Entertainment, Inc.
Notes to Financial Statements


9.   Capital Stock

     Employee Stock Options and Notes Receivable
     -------------------------------------------

     Stock options were granted to certain key employees of the Company under an incentive stock option plan adopted in 1994. The plan provided for the granting of up to 25,000 options. During 1995, the Company granted employees 25,000 options under this plan at a purchase price of $10.00. The options were granted at or above fair market value, and no compensation expense was recorded. All of the 25,000 options were exercised during 1995, and as allowed under the 1994 stock option plan, payment for the shares was made in the form of ten-year promissory notes. The notes receivable were reduced by $177,500 during 1997 in the form of a reduction in the amount due stockholder. The remaining $72,500 was written off during 1997.

     Non-Plan Stock Options
     ----------------------

     The Company granted stock options to certain consultants of the Company which were not issued under stock option plans. The options were granted at or above fair market value, and no compensation expense was recorded. The options are exercisable over a ten-year period from the date of grant and are summarized as follows:

                                                    Option Price
                                          Shares      Per Share
                                          ------      ---------

               Balance, May 31, 1995      25,000    $2.40 - 40.00
                     Canceled            (14,000)   $2.40 - 40.00
                                         -------    -------------

               Balance, May 31, 1996      11,000    $2.40 - 40.00
                     Canceled            (11,000)   $2.40 - 40.00
                                         -------    -------------

               Balance at May 31, 1997      --               --
                                         =======    =============


     Stock Warrants
     --------------

     During 1995, the Company issued 5,000 common stock warrants in connection with financial consulting agreements. The warrants were granted at or above fair market value, and no compensation expense was recorded. The warrants were exercisable upon issuance and have no expiration date. None of these warrants have been exercised. Information relating to these warrants is summarized as follows:


                   Number of                 Exercise
                    Shares                     Price
                    ------                     -----

                     2,500                    $40.00
                     2,500                     80.00
                     =====                     =====


     Stock Splits and Authorized Shares
     ----------------------------------

     In May 1996, the Board of Directors authorized an 1-for-8 reverse stock split for shareholders of record as of May 22, 1996. In July 1996, the Board of Directors authorized an increase in the number of authorized shares of common stock from 6,250,000 to 50,000,000. In October 1997, the Board of Directors authorized a 1-for-10 reverse stock split for shareholders of record as of November 6, 1997. All common shares and per share amounts have been adjusted to give effect to the reverse stock splits and increase in authorized shares.

                                      F17

Imagica Entertainment, Inc.
Notes to Financial Statements


10.  Supplemental Cash Flow Information

     Supplemental cash flow information is as follows:

                                                          1997         1996
                                                          ----         ----

 Cash paid for interest                                $  252,789   $  100,399
 Noncash financing and investing activities:
    Disposal of land for purchase of treasury stock
       and reduction of note payable and redeemable
       common stock in connection with settlement of
       lawsuit (see Note 11)                                 --        239,490
    Issuance of common stock as payment
       for consulting services                          2,861,406       36,960
    Reduction of note receivable paid by
       increase in amounts due stockholder                177,500         --
    Exercise of stock options paid by increase
       in amount due stockholder                           17,325         --
    Increase in due stockholder for issuance
       of common stock                                    216,000         --
    Conversion of debentures and accrued interest         303,847         --
                                                       ==========   ==========

11.  Litigation Settlement

     In July 1992, the Company purchased land for future development from an unrelated third party (the "seller") for total consideration of approximately $240,000 (consisting of cash of $150,500, of which $125,000 was borrowed from a bank, and 1,250 shares of the Company's common stock). In connection with this transaction, the Seller had the option to require the Company to repurchase the common stock for $106.40 per share if he remained owner of such shares on July 15, 1994. Subsequent to May 31, 1994, the Seller elected to require the Company to repurchase the common stock for $106.40 per share. The past president of the Company has personally guaranteed this repurchase. A current liability of $133,250 was recognized as of May 31, 1994 for the redemption value of the common stock. In October 1994, the seller filed a complaint for breach of contract and enforcement of guarantee against the Company and the Company's past president.

     During 1996, a settlement was reached between the Company and the seller. The Company was released of the $133,250 liability, and the seller was required to repay the remaining balance owed the bank of $100,000 in exchange for the return of the land and 1,250 shares of common stock.

                                       F18