Form 10KSB
period 1998-05-31
IMAGICA ENTERTAINMENT INC
filed 1999-08-12
CIK 815295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [Fee Required]

                     For the fiscal year ended May 31, 1998


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

         Securities registered under Section 12(g) of the Exchange Act:
         --------------------------------------------------------------
                         Common Stock; $.001 par value.


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ______

State issuer's revenues for its most recent fiscal year. $2,908,475

     State the aggregate market value for the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act). $1.50 - May 31, 1999, 614,951 shares at $1.56 per share = $ 922,426.50

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

None

    Transitional Small Business Disclosure Format (Check one): Yes ____; No X

                           IMAGICA ENTERTAINMENT, INC.
                                      INDEX

                                                                            PAGE
Part I

         Item 1.  Business                                                    1

         Item 2.  Properties                                                  2

         Item 3.  Legal Proceedings                                           3

         Item 4.  Submission of Matters to a vote of Security Holders         3

Part II

         Item 5.  Market for Registrants Common Equity and related
                   Stockholder Matters                                        3

         Item 6.  Management's Discussion and Analysis                        4

         Item 7.  Financial Statements                                        8

         Item 8.  Changes in and disagreements with Accountants on
                   Accounting and Financial Disclosure                        8

Part III

         Item 9.  Directors and Executive Officers                            8

         Item 10. Executive Compensation                                      9

         Item 11. Security ownership of certain beneficial owners and
                  management                                                  9

         Item 12. Certain Relationships and related transactions             10

         Item 13. Exhibits and Reports on Form 8-K                           11

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

     Item 3. Legal Proceedings

Litigation

Subsequent to May 31, 1998, a lawsuit was filed against the Company by a stockholder who is the former wife of the past president (the "plaintiff"). The plaintiff was owed money from Imagica, Inc., a company owned by the past president which was merged into Imagica Entertainment, Inc. in May 1996. This merger was rescinded in September 1997 since the new management and Board of the Company determined the merger was not done in the best interest of the Company. During the period between the merger and the rescission of the merger, the past president, on behalf of the Company, signed an agreement with the plaintiff to pay her $290,493 (representing amounts due her from Imagica, Inc.) when the Company raised $4 million in a public offering. This agreement was not authorized by the Board, and a public offering was never completed. The Company has filed a motion for summary judgment and plans to file a countersuit against the plaintiff. The Company and its counsel believe this claim has no merit and the outcome of this lawsuit will not have a material adverse affect on its financial position, liquidity or results of operations.

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

     Item 4. Submission of Matters to a vote of security holders

No matters were submitted to a vote of shareholders of Imagica Entertainment during the fourth quarter of fiscal year 1998.

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

During the fourth quarter of fiscal 1998 pursuant to Item 701 of Regulation S-B the following equity securities of the registrant were issued by the registrant to accredited investors under rule 501(a) and rule 144 without registering the securities under the securities act.

These shares were issued upon conversion of $ 240,000 due the recipients.

   Date                       Shares                    Recipient
   ----                       ------                    ---------

May 27, 1998                  600,000                   Jeffrey Sedacca

May 27, 1998                  600,000                   Howard Essenfeld

In May of 1998 the Company issued 150,500 restricted common shares as additional compensation to employees in recognition of over 5 years of employment and value to the Company.

     Item 6. Management's Discussion and Analysis

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's audited financial statements included elsewhere herein.

     Liquidity and Capital Resources

The company finalized a lease with Castro Realty Corporation on April 16, 1999. Payments begin on July 16, 1999 on this 50,000 square foot facility for the Companys operations. This facility will be designed for the optimum of efficiency. There are expected to be $300,000 in improvements in this facility of which 50% will be paid by the lessor. The lease on the building is for 15 years at a rate of $ 1.50 per square foot initially. This compares to rates of comparable buildings in the area of $3.35 to $3.50. The building rent is on a triple net basis. The masonry construction of the building and the fact it has sprinklers will result in insurance expense of approximately what the company is currently paying on its existing facility. The company anticipates it's expense for property tax will increase by approximately $6,000 at the new location .

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

The Company experienced significant improvement in its liquidity during the year ending May 1998 and subsequent periods. At May 31, 1998 the Company had positive working capital of $122,577.

The Company used $367,712 of cash for operating activities during 1998 as compared to cash provided by operating activities of $96,771 during 1997. The increase in cash used for operations in 1998 was a result of the net loss after adjusted for non-cash charges of $211,571 as well as increases in accounts receivable and inventory of $243,805 due to the increase in sales activity in the last quarter of 1998. This was partially offset by an increase in accounts payable in 1998 of $138,407 due to increased inventory purchases to support the additional sales in the last quarter of 1998.

Cash used for investing activities during 1998 was $17,783 primarily related to the purchase of property and equipment as compared to $107,457 of cash used in 1997 as a result of repayments of advances from an affiliate.

Cash provided by financing activities was $318,368 in 1998 as compared to $77,813 in 1997. The increase in cash provided by financing activities was a result of the issuance of $30,000 of common stock and $200,000 or convertible notes payable and $154,000 of advances received from a related party. These proceeds were partially offset by $96,735 which was used for principal payments on long-term debt and capital lease obligations.

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

In fiscal 1998 the Company issued a note payable to its majority stockholder for $154,000, of which $ 80,000 was converted into 400,000 shares of the Company's common stock subsequent to May 31, 1998. In addition, an affiliate owned by the Company's majority stockholder assumed $610,883 of the Company's liabilities. Of this, $240,000 was converted into 1,200,000 of common stock shares in May, 1998 and $153,526 was converted into 767,630 shares of common stock subsequent to May 31, 1998. The Company had a capital deficit of $411,308 at May 31, 1998.

The companys secured debt at April 30, 1999 was $303,886 to Suntrust Bank and $ 322,786 to related parties.

     Results of Operations.

The Companys loss from operations in both 1997 and 1998 included significant non-cash charges of $2,861,406 and $206,640, respectively, related to the issuance of common stock for compensation and consulting services. The net loss was further impacted by non-cash interest charges of $167,428 and $1,696,620 in 1997 and 1998 respectively related to debt that was convertable at price below quoted market prices at the date the convertible debt was issued.

In 1997 the Company wrote-off $206,632 of prior period development costs for a prototype print machine that was not viable.

In 1998 there were significant extraordinary expenses as a result of the Companys filing for Chapter 11 Bankruptcy on May 15, 1997. This bankruptcy was dismissed on February 2, 1998 as being without merit and against the Company's interest. This lawsuit was filed by the prior board in an effort to block the Board elected by the stockholders. In excess of $100,000 was spent for legal and court fees in 1998 for the bankruptcy and it's dismissal.

The company has experienced declining sales since 1996. The Companys sales in 1998 of $2.9 million compares to sales of $3.2 million in 1997 and $4.7 million in 1996. This was due principally to the loss of outside contractors and lack of materials caused by the company's severe liquidity problems. These severe difficulties also caused the company to lose two of its most productive salespeople. Currently the liquidity problem has been addressed and the company is obtaining raw materials as needed. Solvin the liquidity problem has had the effect of increasing employee morale and productivity. This is most notable in the sales department where being able to meet customer needs on a timely basis has significantly increased their performance. This ability to meet our customer needs has also allowed us to put our sales representatives on a total commission basis which has increased their incentive to succeed. The company believes the sales trend has turned and expects 1999 sales to be $3,300,000. This turnaround is evidenced in 4th quarter sales in 1998 of $986,553 compared to $812,006 in 1997. With the new facility and equipment, management expects sales for the year 2000 to be $5,000,000.

The company's gross margin in 1996 was 21% and in 1997 and 1998 was 25%. The increase was due primarily to a significant reduction in sales of banners produced by outside contractors. Management believes with the new equipment and production facility this margin can be increased to 35%.

The Companys operating expenses decreased $97,039 during 1998 as compared to 1997. Operating expenses as a percentage of sales remained constant at 35% during 1998 and 1997.

In fiscal 1997, the Company wrote off $ 518,788 of uncollectible amounts due from the companies past president and an affiliated company he controlled and $ 72,500 for uncollectible notes receivable related to an employee stock purchase plan. In addition the Company wrote off during 1997 $206,632 for money expended on a prototype printing machine that was not a viable project and $95,554 from the disposal of obsolete equipment.

The Companys actual cash interest expense decreased from $78,309 in 1997 to $64,184 in 1998 as a result of reductions in long-term debt and capital lease obligations.This excludes non-cash interest charges of $167,428 and $1,696,620 for 1997 and 1998, respectively, as discussed above.

Due to the current uncertainty of the realization of taxable profits, the Company does not recognize as an asset the tax benefit of the net operating loss carry-forwards. Refer to note 8 of the financial statements for a further discussion.

The Companys net loss amounted to $4.3 million in 1997, and $ 2.2 million in 1998 of which $3.0 million in 1997 and $1.9 million in 1998 relate to non-cash charges as previously discussed.

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

     Item 7. Financial Statements and Supplementary Data

                           Imagica Entertainment Inc.
                          Index to Financial Statements
                                                                          Page
                                                                          ----
          Report of Independent Certified Public Accountants               F1
          Balance Sheet                                                    F2-F3
          Statements of Operations                                         F4
          Statements of Capital Deficit                                    F5
          Statements of Cash Flows                                         F6
          Summary of Significant Accounting Policies                     F7-F9
          Notes to Financial Statements                                  F10-F15

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

(b) No reports on form 8-K were filed by the Registrant during the fourth quarter of 1998.

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

10.3 Lease Agreement between the Company and FRL Enterprises dated May 6, 1998

10.4                Loan  Agreement  between the Company and SunTrust Bank dated
                    December 15, 1998

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

                                          Imagica Entertainment, Inc.



 Date: August 12, 1999                    By: /s/ Braxton P. Jones
                                          ------------------------
                                          Braxton P. Jones
                                          President, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                    Title                        Date
         ---------                    -----                        ----

/s/ Braxton P. Jones
----------------------------          Chairman of the Board,   August 12, 1999
         Braxton P. Jones             Director, President


/s/ William Klein
----------------------------          Director                 August 12, 1999
         William Klein


/s/ Howard Essenfeld
----------------------------          Director                 August 12, 1999
         Howard Essenfeld


/s/ Jeffrey Sedacca
----------------------------          Director                 August 12, 1999
         Jeffrey Sedacca

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Imagica Entertainment, Inc.


We have audited the accompanying balance sheet of Imagica Entertainment, Inc. as of May 31, 1998, and the related statements of operations, capital deficit and cash flows for each of the two years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imagica Entertainment, Inc. at May 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 1998 in conformity with generally accepted accounting principles.



                                                       /s/ BDO Seidman, LLP
                                                       --------------------
                                                       BDO Seidman, LLP
Orlando, Florida
September 23, 1998, except for Note 6,
   as to which the date is October 14, 1998


                                       F1

Imagica Entertainment, Inc.
Balance Sheet

                                                                        May 31,
                                                                         1998
                                                                         ----

Assets (Note 6)

Current:
Accounts receivable, less allowance for
  possible losses of $9,616 (Note 5)                                    $495,263
Inventories                                                              194,922
Prepaid expenses                                                          36,588
                                                                        --------

       Total current assets                                              726,773

Property and equipment, net (Note 2)                                     172,245

Other assets                                                              12,726
                                                                        --------

                                                                        $911,744
                                                                        ========


           See accompanying summary of significant accounting policies and notes to financial statements.

                                       F2

Imagica Entertainment, Inc.
Balance Sheet

                                                                       May 31,
                                                                        1998
                                                                        ----

Liabilities and Capital Deficit

Current liabilities:
  Bank overdraft                                                    $    31,103
  Accounts payable                                                      211,045
  Debenture payable (Note 3)                                             25,000
  Convertible notes payable, net of discount (Note 4)                    31,438
  Customer deposits                                                      43,373
  Accrued expenses
    Payroll and related taxes                                            71,351
    Other                                                                56,637
  Current maturities of long-term debt (Note 6)                         112,904
  Current portion of obligations under capital leases (Note 7)           21,345
                                                                    -----------

         Total current liabilities                                      604,196

Due to related party (Note 5)                                           370,883
Note payable to related party (Note 5)                                  154,000
Long-term debt, less current maturities (Note 6)                         93,973
                                                                    -----------

         Total liabilities                                            1,223,052
                                                                    -----------

Commitments and contingencies (Note 7)                                     --

Redeemable common stock (Note 7)                                        100,000

Capital deficit (Note 9):
  Common stock, $.001 par value, shares authorized
    50,000,000; issued 2,161,357
                                                                          2,162
  Additional paid-in capital                                          7,566,484
  Accumulated deficit                                                (7,876,514)
                                                                    -----------

                                                                       (307,868)
  Less:  Treasury stock, at cost, 27,250 shares                         103,440
                                                                    -----------

         Total capital deficit                                         (411,308)
                                                                    -----------

                                                                    $   911,744
                                                                    ===========

           See accompanying summary of significant accounting policies and notes to financial statements.

                                       F3

Imagica Entertainment, Inc.
Statements of Operations

                                                          Year ended May 31,
                                                     --------------------------
                                                         1998           1997
                                                         ----           ----

Sales                                                $ 2,908,475    $ 3,158,086
Cost of sales                                          2,161,343      2,376,499
                                                     -----------    -----------

        Gross profit                                     747,132        781,587

Operating expenses                                     1,021,185      1,118,224
Compensation and consulting expenses paid by
  issuance of common stock                               206,640      2,861,406
Write off of due from stockholder and affiliate             --          518,788
Write off of notes receivable                               --           72,500
                                                     -----------    -----------

         Loss from operations                           (480,693)    (3,789,331)
                                                     -----------    -----------

Other income (expenses):
  Interest (Notes 4 and 5)                            (1,760,804)      (245,737)
  Write off of equipment not yet placed in service          --         (206,632)
  Loss on disposal of property and equipment              (2,098)       (95,554)
  Other                                                   46,019            474
                                                     -----------    -----------

                                                      (1,716,883)      (547,449)
                                                     -----------    -----------

  Net loss                                           $(2,197,576)   $(4,336,780)
                                                     ===========    ===========


  Basic loss per share                               $     (3.33)   $    (13.11)
                                                     ===========    ===========

  Weighted average common shares outstanding             660,857        330,711
                                                     ===========    ===========

           See accompanying summary of significant accounting policies and notes to financial statements.

                                       F4

Imagica Entertainment, Inc.
Statements of Capital Deficit

                                                                                                               Notes
                                                                                                            Receivable
                                                                                                              Arising
                                                                                                             from the
                                                Common Stock         Additional        Treasury Stock        Exercise
                                            ----------------------     Paid-in     ----------------------    of  Stock   Accumulated
                                              Shares      Amount       Capital      Shares        Amount      Options      Deficit
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 1996                         119,524   $      120   $1,662,593        9,750   $  (91,240)     (250,00)   (1,342,15)

Sale of common stock                          100,000          100       19,900         --           --            --            --

Issuance of common stock for
  consulting services                         120,541          120    2,861,286         --           --            --            --

Conversion of debentures and
  accrued interest                             97,667           98      303,749         --           --            --            --

Common stock issued for reduction
  in amounts due stockholder                   60,000           60      215,940         --           --            --            --

Exercise of stock options                      13,125           13       17,312         --           --            --            --

Reduction of note receivable (Note 9)            --           --           --           --           --         177,500          --

Write off of note receivable (Note 9)            --           --           --           --           --          72,500          --

Beneficial conversion feature on
  issuance of convertible debentures             --           --        133,333         --           --            --            --

Net loss                                         --           --           --           --           --            --     (4,336,78)
                                           ----------   ----------   ----------   ----------   ----------    ----------  ----------

Balance, May 31, 1997                         510,857          511    5,214,113        9,750      (91,240)         --     (5,678,93)

Sale of common stock                          300,000          300       29,700         --           --            --            --

Issuance of common stock as
  compensation to employees                   150,500          151      206,489         --           --            --            --

Common stock issued for reduction
  in amounts due related party (Note 5)     1,200,000        1,200      238,800         --           --            --            --

Beneficial conversion feature on common
  stock issued for  reduction in amounts
  due related party (Note 5)                     --           --      1,484,400         --           --            --            --

Issuance of stock options for purchase
  of treasury stock (Note 9)                     --           --         12,200       17,500      (12,200)         --            --

Beneficial conversion feature on issuance
  of convertible notes payable (Note 4)          --           --        380,782         --           --            --            --

Net loss                                         --           --           --           --           --            --     (2,197,57)
                                           ----------   ----------   ----------   ----------   ----------    ----------  ----------

Balance, May 31, 1998                       2,161,357   $    2,162   $7,566,484       27,250   $ (103,440)         --    $(7,876,51)
                                           ==========   ==========   ==========   ==========   ==========    ==========  ==========



           See accompanying summary of significant accounting policies and notes to financial statements.

                                       F5


Imagica Entertainment, Inc.
Statements of Cash Flows

                                                                       Year ended May 31,
                                                                 --------------------------
                                                                      1998          1997
                                                                      ----          ----

Cash flows from operating activities:
  Net loss                                                       $(2,197,576)    (4,336,780)
  Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities:
    Depreciation and amortization                                     82,745        146,482
    Interest expense from beneficial conversion features           1,696,620        133,333
    Write off of due from stockholder and affiliate                     --          518,788
    Issuance of common stock for payment of interest                    --           48,240
    Write off of notes receivable                                       --           72,500
    Issuance of common stock as compensation                         206,640           --
    Issuance of common stock as payment of consulting services          --        2,861,406
    Write off of equipment not yet placed in service                    --          206,632
    Loss on disposal of property and equipment                         2,098         95,554
    Cash provided by (used for):
      Accounts receivable                                           (178,732)       166,576
      Inventories                                                    (65,073)       110,697
      Prepaid expenses                                                (3,701)        35,936
      Accounts payable                                               138,407          8,593
      Customer deposits                                               (4,617)          --
      Accrued expenses                                               (44,523)        28,814
                                                                 -----------    -----------

Net cash provided by (used for) operating activities                (367,712)        96,771
                                                                 -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                                 (11,334)          --
  Advances to affiliate                                                 --         (107,963)
  Increase (decrease) in other assets                                 (6,449)           506
                                                                 -----------    -----------

Net cash used for investing activities                               (17,783)      (107,457)
                                                                 -----------    -----------

Cash flows from financing activities:
  Increase in bank overdraft                                          31,103           --
  Proceeds from issuance of common stock                              30,000         20,000
  Proceeds from issuance of convertible notes payable                200,000           --
  Proceeds from issuance of debentures payable                          --          175,000
  Net advances under note payable to related party                   154,000           --
  Principal payments of stockholder note payable                        --          (20,040)
  Principal payments on long-term debt                               (76,213)       (81,647)
  Principal payments on capital lease obligations                    (20,522)       (15,500)
                                                                 -----------    -----------

Net cash provided by financing activities                            318,368         77,813
                                                                 -----------    -----------

Net increase  (decrease) in cash                                     (67,127)        67,127

Cash, beginning of year                                               67,127           --
                                                                 -----------    -----------

Cash, end of year                                                $      --      $    67,127
                                                                 ===========    ===========


                 See accompanying summary of significant accounting policies and notes to financial statements.

                                           F6

Imagica Entertainment, Inc.
Summary of Significant Accounting Policies


Inventories
-----------

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of raw materials.

Property, Equipment and Depreciation
------------------------------------

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

Revenue Recognition
-------------------

Sales are recognized upon shipment of products to customers.

Loss per Share
--------------

Loss per share is based on the weighted average number of common shares outstanding during each period after giving effect to the reverse stock splits (see Note 9). Potential common shares have been excluded from the loss per share calculations since their effect would be antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS c denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS 128 did not have a material effect on the Company's EPS presentation for 1998 and 1997 since the effects of potential common shares are antidilutive.

                                       F7

Imagica Entertainment, Inc.
Summary of Significant Accounting Policies


Taxes on Income
---------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and f attributable to temporary differences and carryforwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Impairments
-----------

Long-lived assets are evaluated for impairment when events change or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When any such impairment exists, the related assets will be written down to fair value.


Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 1998.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include trade receivables, bank overdraft, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The Company's long-term debt is variable rate debt, and accordingly, the carrying amount approximates fair value.

                                       F8

Imagica Entertainment, Inc.
Summary of Significant Accounting Policies


Stock-Based Compensation
------------------------

The Company adopted Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") during 1997. However, as permitted by SFAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") during 1997. However, as permitted by SFAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for stock-based compensation to employees.

Stock options granted to non-employees are valued using a Black-Scholes option pricing model with appropriate assumptions for risk free investment rates, expected lives, dividend yields and volatility factors. The value of options granted to non-employees is charged to appropriate expense accounts when the options are granted.

Recent Accounting Pronouncements
--------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS 130") and No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("FAS 131"). FAS 130 Accounting reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected in Pronouncements in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. FAS 130 and FAS 131 are not expected to have a material impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires companies to recognize all derivative contracts as either balance sheet and to measure them at fair value. FAS 133 is effective for periods beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect the Company's financial statements.

"Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133 is effective for periods beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect the Company's financial statements.

Reclassifications
-----------------

Certain reclassifications have been made to the financial statements for the year ended May 31, 1997 to conform with classifications used in the financial statements for the year ended May 31, 1998.

                                       F9

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


2.   Property and Equipment

     Property and equipment are summarized as follows:


                                                 Useful Lives

     Furniture, fixtures and equipment           3 - 10 years      $   997,101
     Equipment under capital leases              5 - 10 years          198,611
     Leasehold improvements                           4 years          157,003
     Vehicles                                         5 years           18,763
                                                                   -----------
                                                                     1,371,478
     Less accumulated depreciation
       and amortization                                              1,199,233
                                                                   -----------

                                                                   $   172,245
                                                                   ===========

     Accumulated depreciation on equipment under capital leases was $150,486 and $160,675 as of May 31, 1998 and 1997, respectively.

     All property and equipment is pledged as collateral (see Note 6).


3.   Debenture Payable

     Debenture note payable amounting to $25,000 as of May 31, 1998 is unsecured, bears interest at 8% and is currently due to a third party. The conversion feature of this debenture expired in July 1995.

                                      F10

Imagica Entertainment, Inc.
Notes to Financial Statements


4.   Convertible Notes Payable

     The Company issued convertible notes payable in fiscal 1998 amounting to $200,000. The notes bear interest at 9.5% and are due one year from the date of issuance. The notes are convertible into common stock of the Company 90 days after issuance at a conversion price equal to 50% of the quoted market price on the conversion date. The maximum conversion price is $.25 per share of common stock. The difference between the conversion price and the quoted market price of the common stock at the date of issuance was $380,782. This beneficial conversion feature was recorded as a debt discount and is being amortized to interest expense from the date of issuance of the notes to the date the notes first became convertible. During fiscal 1998, $212,220 was recorded as interest expense. As of May 31, 1998, the unamortized debt discount was $168,562. Subsequent to May 31, 1998, all of these notes were converted into 819,532 shares of common stock.


5.   Related Party Transactions

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

     This affiliate also assumed $610,883 of the Company's liabilities during fiscal 1998, which is due on demand any time after May 31, 1999. In May 1998, $240,000 was converted into 1,200,000 shares of common stock. The remaining balance of $370,883 is presented as due to related party on the balance sheet at May 31, 1998. The amount converted was at $.20 per share and the quoted market price was $1.437 per share on the date of conversion. The difference between the conversion price and the quoted market price of $1,484,400 was recorded as interest expense during fiscal 1998 with a corresponding increase to additional paid-in capital related to the beneficial conversion feature. Subsequent to May 31, 1998, this affiliate converted an additional $153,526 into 767,630 shares of common stock at a conversion price of $.20 per share. The quoted conversion was $.86 per share, which will result in a charge to operations of approximately $507,000 in fiscal 1999.


6.   Long-Term Debt

     Long-term debt consists of the following:


     Note  payable to bank,  bearing  interest at prime plus
     1%,  principal  of $10,000  plus  interest  due monthly
     until  September  2001 when the  remaining  outstanding
     principal and accrued interest are due,  collateralized
     by   substantially   all  of  the   Company's   assets,
     guaranteed by the Company's  majority  stockholders and
     corporate  attorney.  On  October  14,  1998,  when the
     outstanding  balance  of this  note was  $153,973,  the
     Company  obtained  additional  financing  of  $200,000,
     which was consolidated  into the existing note payable.
     The  interest  rate,  monthly  principal  payments  and
     maturity date of the note were modified  based upon the
     terms noted above.                                              $  173,886

     Note  payable  bearing  interest at 8%,  principal  and
     interest  payable  in  monthly  installments  of $1,000
     through December 1998, when the remaining  principal is
     due, collateralized by equipment.                                   21,637

     Other                                                               11,354
                                                                     ----------

                                                                        206,877
     Less current maturities                                           (112,904)
                                                                     ----------

     Total long-term debt                                            $   93,973
                                                                     ==========
                                      F11

Imagica Entertainment, Inc.
Notes to Financial Statements


7.   Commitments and Contingencies

     Leases
     ------

     The Company leases its main operating facility from a partnership that consists of two of the Company's stockholders. The lease is a five-year operating lease expiring in September 1999 and contains an option to purchase the land and building for $500,000 at any time during the lease. The Company also leases certain equipment under capital and operating leases, expiring at various dates through 2002.

     The following is a schedule by years as of May 31, 1998 of (1) future minimum lease payments under capital leases, together with the present value of the net minimum lease payments and (2) future minimum rental payments required under operating leases that have of one year:


                                                     Capital        Operating
                                                     Leases           Leases
                                                     ------           ------

     1999                                          $  21,645       $   127,100
     2000                                               --              93,200
     2001                                               --              73,200
     2002                                               --               6,100
                                                   ---------       -----------

     Total net minimum lease payments                 21,645       $   299,600
                                                                   ===========

     Less amount representing interest                  (300)
                                                   ---------

     Present value of net minimum lease payments      21,345

     Less current portion                             21,345
                                                   ---------
     Long-term obligations under capital leases
                                                   $    --
                                                   =========

                                      F12

Imagica Entertainment, Inc.
Notes to Financial Statements


     Rental expense amounted to approximately $63,600 and $140,000 for the years ended May 31, 1998 and 1997, respectively. The rental expense includes amounts for leases with its stockholders of approximately $64,000 during the years ended May 31, 1998 and 1997.

     Guarantees
     ----------

     In 1989, a stockholder of the Company purchased $100,000 of common stock. In connection with the transaction, the Company and its past president have jointly and severally agreed to repurchase such stock for its cost of $100,000 upon the death of said stockholder provided the beneficiaries wish to sell the stock.

     Litigation
     ----------

     Subsequent to May 31, 1998, a lawsuit was filed against the Company by a stockholder who is the former wife of the past president (the "plaintiff"). The plaintiff was owed money from Imagica, Inc., a company owned by the past president which was merged into Imagica Entertainment, Inc. This merger was rescinded in September 1997 since the new management and Board of the Company determined the merger was not done in the best interest of the Company. During the period between the merger and the rescission of the merger, the past president, on behalf of the Company, signed an agreement with the plaintiff to pay her $290,493 (representing amounts due her from Imagica, Inc.) when the Company raised $4 million in a public offering. This agreement was not authorized by the Board, and a public offering was never completed. The Company has and plans to file a countersuit against the plaintiff. The Company and its counsel believe this claim has no merit and the outcome of this lawsuit will not have a material adverse affect on its financial position, liquidity or results of operations.

     In the normal course of conducting its business, the Company is involved in various other litigation. The Company is not a party to any litigation which its management believes could result in any judgments against it that would have a material adverse affect on results of operations.

     SEC Enforcement
     ---------------

     The Company is currently under a private investigation by the Securities and Exchange Commission ("SEC") Enforcement Division regarding "In the Matter of Certain Stock Advertisements." According to the SEC, this investigation is confidential and should not be construed as an indication by the SEC that any violations of law have occurred, or as an adverse reflection upon any person, entity or security. The Company and its counsel are unable to predict the outcome of this investigation but believe any action taken by the SEC will not have a material adverse affect on the Company's financial position or results of operations.


8.   Income Taxes

     The components of the net deferred income tax assets consist of the following:


              Deferred tax assets:
                 Net operating loss carryforwards   $ 729,000
                 Inventory                             15,000
                 Other                                 13,000
                                                    ---------

              Gross deferred income tax assets        757,000
              Valuation allowance                    (757,000)
                                                    ---------

              Net deferred income tax assets        $    --
                                                    =========

     The change in the valuation allowance for deferred tax assets was an increase of approximately $115,000 during 1998. The deferred tax asset of approximately $729,000 related to the tax benefit of the net operating losses has been offset by a valuation allowance realization.

                                      F13

Imagica Entertainment, Inc.
Notes to Financial Statements


     The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:


                                                       1998     1997
                                                       ----     ----

           Federal income taxes at statutory rates    (34.0%)  (34.0%)

           Losses without tax benefits                 34.0%    34.0%
                                                       ----     ----

           Income taxes at effective rates                0%       0%
                                                       ====     ====

     Unused net operating losses (NOLs) for income tax purposes, expiring in various amounts from 2007 to 2013 of approximately $1.9 million, are available at May 31, 1998 for carryforward against future years' taxable income. As a result of various stock issuances, under the provisions of section 382 of the Internal Revenue Code of 1986, as amended.


9.   Capital Stock

     Nonemployee Stock Options and Treasury Stock
     --------------------------------------------

     In May 1998, the Company granted stock options to a nonemployee for the return of 17,500 shares of common stock. The fair value of the options of $12,200 was recorded as treasury stock. The fair value was determined using the Black-Scholes option pricing model with the following weighed-average assumptions: no dividend yield, an expected life of 3.25 years, expected volatility of 50% and a risk-free interest rate of 5.6%. The options are exercisable over 3.25 years from the date of grant and are summarized as follows:

                                                                Weighted-Average
                                               Weighted-Average   Fair Value of
                                      Shares   Exercise Price    Options Granted
                                      ------   --------------    ---------------

     Balance, May 31, 1997              --          $ --              $ --
       Granted, at market value       20,000         1.50              .61
                                      ------        -----             ----

     Balance, May 31, 1998            20,000        $1.50             $.61
                                      ======        =====             ====


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


     Stock Warrants
     --------------

     During 1995, the Company issued 5,000 common stock warrants in connection with financial consulting agreements. The warrants were granted at or above fair market value, and no compensation expense was recorded. The warrants were exercisable upon issuance and have no expiration date. None of these warrants have been exercised. Information relating to these warrants is summarized as follows:

                                                  Exercise
            Number of Shares                        Price
            ----------------                        -----

                 2,500                            $  40.00
                 2,500                            $  80.00
                                                  ========
                                      F14

Imagica Entertainment, Inc.
Notes to Financial Statements


     Stock Splits and Authorized Shares
     ----------------------------------

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


10.  Supplemental Cash Flow Information

     Supplemental cash flow information is as follows:


                                                          1998         1997
                                                          ----         ----

 Cash paid for interest                                $   22,113   $  252,789
                                                       ==========   ==========

 Noncash financing and investing activities:
   Issuance of common stock as payment
     for consulting services and compensation          $  206,640   $2,861,406

   Reduction of note receivable paid by
     increase in amounts due stockholder                     --        177,500

   Liabilities assumed by related party                   610,883         --

   Capital lease obligation assumed by related party       24,963         --

   Long-term debt assumed by related party                 57,342         --

   Capital lease obligation incurred for
     the purchase of equipment                             14,260         --

   Exercise of stock options paid by increase
     in amount due stockholder                               --         17,325

   Common stock issued for reduction in
     amounts due related party                            240,000      216,000

   Issuance of stock options for purchase
     of treasury stock                                     12,200         --

   Conversion of debentures                                  --        303,847

   Interest expense from beneficial
     conversion features                                1,696,620      133,333

   Debt discount recorded for issuance of
     convertible notes payable at a discount              380,782         --
                                                       ==========   ==========

                                      F15