Form 10QSB
period 1999-02-28
IMAGICA ENTERTAINMENT INC
filed 1999-11-29
CIK 815295

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               February 28, 1999

                                       OR



TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________TO___________

                         Commission File No. 33-37968-A


                          IMAGICA ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter)



            Florida                                      59-2762999
            -------                                      ----------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)



                    1518 SW 12th Avenue, Ocala, Florida 34474
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (352) 867-7860
                                 --------------
                           (Issuer's telephone number)



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

                                     Part 1


     Item 1. Financial Statements

     The financial statements for the 9 month period ending February 28, 1999 follow as pages A1 through A3.

     Item 2. Management Discussion and Analysis

     The Company continued to experience difficulties in the third quarter in returning to profitability. This has been due to the Company being unable to achieve a production level that will insure profitability. As a result the Company has continued to turn down business because of production constraints. To overcome this problem the Company has entered into a 15 year lease on a 55,000 sq. ft. production facility that will allow the Company to more than double its production capacity. To achieve that increased volume this space allows the Company to currently enter into a lease for three additional print production lines and high speed materials preparation equipment and new material handling equipment. Management expects these changes will position the Company to be profitable starting in fiscal 2000.

     The Company in April of 1999 entered into an agreement with Edge MIS to develop for the Company a total software package that will tie together all of the Company's functions. This system will give the Company the ability to schedule and control its production and inventory. Further, it will coordinate with accounting for the ultimate in financial control. This system is Y2K sensitive and should serve the Company well into the next millennium.

     On April 15, 1999 the Company received a loan of $300,000.00 from Kevin Howell. The terms and conditions of that loan follow as pages N1 through N3. This loan will finance the renovations of the Company's new production facility and provide the down payment on the lease of new equipment. The Company anticipates that in conjunction with obtaining this loan it will file an SB registration sometime in the first quarter of fiscal 2000.

     On April 16, 1999 the Company entered into a lease on its new production facility. The lease follows as pages L1 through L28.


                                     Part II


     Item 1. Legal Proceedings

     In December of 1998 the Company resolved the litigation with the Company's landlord concerning past due rent. The resolution calls for the Company to over the 9 months that remained on the lease pay all sums due and unpaid from

September 1997 to the date of settlement. This will amount to an additional $2,733.13 of rent for each of the nine months. At the same time a settlement was arrived on a note with the Company's landlord calling for the Company to pay $1,000.00 per month for the nine months as full payment for this note.

     The Company's trademark was challenged by Imagica Corporation, a unit of the Sony Corporation. After negotiation the parties arrived at a settlement which allows the Company to continue to use the trademark in a non motion picture application.

     The lawsuit by the Company's former President's ex-wife, Donna Wormser, against the Company for notes entered into by Robert Wormser continues with a trial date probably in the second quarter of fiscal 2000. The Company believes the notes to be invalid, fraudulent, ultra virus and without merit. The notes were unknown to the Company until the suit and were not authorized by the Board of Directors. Further, the condition precedent for the activation of payment of the note namely the Company receiving $4,000,000.00 in a stock offering never occurred. The Company believes this matter will be adjudicated in the Company's favor.

     Item 2. Changes in Securities

     None

     Item 3. Defaults upon Senior Securities

     None

     Item 4. Submissions of Matters to a Vote of Security Holders

     None

     Item 5. Other Information

     Under rule 14a-4(c)(1) any shareholder wishing to bring a matter before the annual meeting of shareholders must notify the Company 45 days in advance of the mailing of the proxies so the matter can be included in the proxy for the annual meeting. The proxy for the previous annual meeting was mailed on February 12, 1999. It is anticipated the proxy for the next annual meeting will be mailed on December 1, 1999.

     Item 6. Exhibits and Reports on Form 8K

     The Company on February 6, 1999 filed on an 8K the audited financials for the year end 1997 and 1998 and the first and second quarter unaudited financial statements for the 1999 fiscal year.

                           Imagica Entertainment, Inc.
                                  Balance Sheet
                                February 28, 1999
                                   (Unaudited)


                                     Assets


Current:
       Accounts receivable, less allowance
         for possible losses of $9,239                              $   402,681
       Inventories                                                      272,799
       Prepaid expenses                                                  31,854
       Miscellaneous receivables                                         16,047
                                                                    -----------

                    Total current assets                                723,381


Property and equipment, net                                             176,966

Other assets                                                              5,390
                                                                    -----------

Total assets                                                        $   905,737
                                                                    ===========



                                       A1

                         Liabilities and Capital Deficit

Current liabilities:
       Bank overdraft                                               $    11,867
       Accounts payable                                                 133,704
       Advances from related parties                                     28,831
       Debenture payable                                                 25,000
       Customer deposits                                                 40,871
       Accrued expenses                                                 107,306
       Current maturities of longterm debt                              127,209
       Current portion of obligations under capital leases               20,817
                                                                    -----------

                    Total  current liabilities                          495,605

Note payable to related party                                           322,786
Longterm debt, less current maturities                                  221,311
                                                                    -----------

                    Total liabilities                                 1,039,702

Commitments and contingencies                                              --

Redeemable common stock                                                 100,000

Capital deficit
       Common stock, $.001 par value, shares
         authorized 50,000,000                                            4,231
       Additional paidin capital                                      8,838,534
       Accumulated deficit                                           (8,973,290)
                                                                    -----------
                                                                       (130,525)
Less:  Treasury stock, at cost                                          103,440
                                                                    -----------

                   Total capital deficit                               (233,965)
                                                                    -----------

Total liabilities and capital deficit                               $   905,737
                                                                    ===========


                                       A2

                           Imagica Entertainment, Inc.
                             Statement of Operations
                                   (Unaudited)

                                                         Nine Months Ended
                                                   February 28,     February 28,
                                                       1999             1998
                                                   -----------      -----------

Sales                                              $ 2,350,469        1,989,786
Cost of sales                                        1,533,321        1,467,613
                                                   -----------      -----------

               Gross profit                            817,148          522,173

Operation expenses                                     912,747          640,623
                                                   -----------      -----------

               Loss from operations                    (95,599)        (118,450)

Other income (expenses):
        Interest                                       (25,186)          (6,735)
        Interest  stock differential                  (989,154)            --
        Other                                           13,164             --
                                                   -----------      -----------
               Total other income                   (1,001,176)          (6,735)

Net loss                                           $(1,096,775)        (125,185)
                                                   ===========      ===========



                                       A3